Form 10-Q
period 1995-03-31
AMSERV HEALTHCARE INC
filed 1995-05-15
CIK 78302

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 1995
                                ------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to ______________________

                                   Commission file number          0-8547
                                                          ----------------------

                            AMSERV HEALTHCARE INC.
- --------------------------------------------------------------------------------
              (Exact name of registrant as specified in charter)


           DELAWARE                                       94-1627467
- -------------------------------                      -------------------
 (State or other jurisdiction                         (I.R.S. Employer
incorporation or organization)                       Identification No.)

 3252 Holiday Court, #204, La Jolla, CA                      92037
- ----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip code)


    (Registrant's telephone number, including area code)     (619) 597-1000
                                                        -----------------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  . No _____.
                                               -----

Common stock, $.01 par value, 3,150,838 shares outstanding as of May 8, 1995.

                             AMSERV HEALTHCARE INC.

                                   I N D E X
                           __________________________

                                                            Page

                        PART I - FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

             A.   CONDENSED CONSOLIDATED BALANCE SHEETS,
                  MARCH 31, 1995 AND JUNE 30, 1994            3

             B.   CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS FOR THE THREE AND NINE MONTH
                  PERIODS ENDED MARCH 31, 1995 AND 1994       4

             C.   CONDENSED CONSOLIDATED STATEMENTS OF
                  CASH FLOWS FOR THE NINE MONTH PERIODS
                  ENDED MARCH 31, 1995 AND 1994               5

             D.   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS                                  6 - 7

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS    8

                          PART II - OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS                                9


   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                 9

             SIGNATURES                                      10


                         PART I - FINANCIAL INFORMATION

                             AMSERV HEALTHCARE INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                            March 31,       June 30,
                                                                              1995            1994
                                                                           -----------    -----------
                                                                           (unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.......................................          $   963,049    $   643,987
 Marketable securities, net of unrealized losses of
  $44,941 and $40,510............................................            1,844,445        676,615
 Customer accounts receivable, net of allowance for
  doubtful accounts of $181,697 and $237,687.....................            1,142,796      1,964,903
 Federal income tax receivable...................................                    -        326,628
 Other current assets............................................               68,127        335,389
                                                                           -----------    -----------

    Total current assets.........................................            4,018,417      3,947,522

PROPERTY & EQUIPMENT, NET........................................              393,662        252,234

INTANGIBLE ASSETS, NET...........................................            1,766,810      2,047,540

OTHER ASSETS.....................................................              382,204        311,090
                                                                           -----------    -----------

                                                                           $ 6,561,093    $ 6,558,386
                                                                           ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable................................................          $    15,808    $    70,735
 Accrued payroll and related taxes...............................              370,734        580,035
 Net liabilities of discontinued operations......................              370,157        116,718
 Other current liabilities.......................................               70,278        277,928
 Current maturities of note payable..............................              333,334        333,334
                                                                           -----------    -----------

     Total current liabilities...................................            1,160,311      1,378,750
                                                                           -----------    -----------

LONG-TERM LIABILITIES:
 Note payable....................................................              499,999        666,666
 Other...........................................................              159,322        165,000
                                                                           -----------    -----------

     Total long-term liabilities.................................              659,321        831,666

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value; authorized 3,000,000 shares;
   none outstanding
 Common stock, $.01 par value, authorized 15,000,000 shares;
   3,087,794 shares issued.......................................               30,877         30,877
Treasury stock; 143,268 shares; at cost..........................             (296,053)      (296,053)
 Additional paid-in capital......................................            6,373,936      6,373,936
Retained earnings (deficit)......................................           (1,367,299)    (1,760,790)
                                                                           -----------    -----------

     Total shareholders' equity..................................            4,741,461      4,347,970
                                                                           -----------    -----------
                                                                           $ 6,561,093    $ 6,558,386
                                                                           ===========    ===========

           (See Notes to Condensed Consolidated Financial Statements)

                             AMSERV HEALTHCARE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1995 AND 1994
          -----------------------------------------------------------
                                  (unaudited)

                                                                      Three Months Ended          Nine Months Ended
                                                                          March 31,                   March 31,
                                                                   ------------------------    ------------------------
                                                                      1995          1994          1995         1994
                                                                   ----------    ----------    ----------    ----------
NET SALES.......................................................   $2,899,543    $1,853,074    $8,402,485    $5,270,963

OPERATING EXPENSES:
 Selling, general and administrative............................    2,693,274     1,849,216     7,783,797     5,184,262
 Depreciation and amortization..................................      110,939        92,582       330,806       277,067
                                                                   ----------    ----------    ----------    ----------

     Total Expenses.............................................    2,804,213     1,941,798     8,114,603     5,461,329
                                                                   ----------    ----------    ----------    ----------

OPERATING INCOME (LOSS).........................................       95,330       (88,724)      287,882      (190,366)

Interest Expense................................................      (14,422)            -       (50,726)            -
Interest Income.................................................       35,617        26,580        66,599        67,173
                                                                   ----------    ----------    ----------    ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES............................................      116,525       (62,144)      303,755      (123,193)

Income Tax Provision (Benefit)..................................       32,000       (17,672)       79,000       (35,034)
                                                                   ----------    ----------    ----------    ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS........................       84,525       (44,472)      224,755       (88,159)


DISCONTINUED OPERATIONS:
 Loss from discontinued operations (less applicable
 income tax benefit of $34,328 and $266,266)....................            -       (56,858)            -      (496,111)
 Gain on disposal of discontinued operations (less applicable
 income tax provision of $29,777)...............................            -             -       168,736             -
                                                                   ----------    ----------    ----------    ----------

NET INCOME (LOSS)...............................................   $   84,525    $ (101,330)   $  393,491    $ (584,270)
                                                                   ==========    ==========    ==========    ==========

INCOME (LOSS) PER SHARE:
 Income (Loss) from Continuing Operations.......................         $.03    $     (.01)   $      .07    $     (.03)
 Loss from Discontinued Operations..............................         $. -    $     (.02)   $      . -    $     (.16)
 Gain on Disposal of Discontinued Operations....................         $. -    $      . -    $      .05    $      . -
 Net Income (Loss)..............................................         $.03    $     (.03)   $      .12    $     (.19)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING...................................................    3,132,660     2,944,526     3,132,660     2,944,526
                                                                   ==========    ==========    ==========    ==========


           (See Notes to Condensed Consolidated Financial Statements)

                             AMSERV HEALTHCARE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994
               -------------------------------------------------
                                  (unaudited)

                                                                        Nine Months Ended
                                                                             March 31,
                                                                    ----------------------------
                                                                        1995           1994
                                                                    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers.............................          $ 13,213,288    $ 14,224,953
 Cash paid to suppliers and employees.....................           (12,346,290)    (14,841,163)
 Interest received........................................                76,338          50,750
 Interest paid............................................               (37,115)              -
 Income taxes paid........................................              (145,884)         (5,294)
 Income taxes refunded....................................               330,826         513,861
                                                                     -----------    ------------

Net Cash Provided By (Used In) Operating Activities.......             1,091,163         (56,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of discontinued operations............               813,941               -
 Proceeds from sale of marketable securities..............               405,000               -
 Cash received on notes receivable........................                50,411         131,250
 Purchase of property and equipment.......................              (256,028)         (9,044)
 Purchase of marketable securities........................            (1,577,260)       (497,125)
 Proceeds from sale of property & equipment...............                31,851           2,884
                                                                     -----------    ------------

Net Cash Used In Investing Activities.....................              (532,085)       (372,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Note Payable.................................                     -         130,587
 Repayment of Notes Payable...............................              (240,016)              -
                                                                     -----------    ------------

Net Cash Provided By (Used In) Financing Activities.......              (240,016)        130,587
                                                                     -----------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents.....                319,062        (298,341)

Cash and Cash Equivalents, Beginning of Period............               643,987       1,208,170
                                                                     -----------    ------------

Cash and Cash Equivalents, End of Period..................           $   963,049    $    909,829
                                                                     ===========    ============



           (See Notes to Condensed Consolidated Financial Statements)

                             AMSERV HEALTHCARE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1.  ADJUSTMENTS

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the Company's financial position as of March 31, 1995, and the results of its operations for the three and nine months ended March 31, 1995 and 1994 and its cash flows for the nine months ended March 31, 1995 and 1994. Information included in the condensed consolidated balance sheet as of June 30, 1994 has been derived from the Company's Form 10-K for the year ended June 30, 1994 ("1994 Form 10-K"). The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes contained in the Company's 1994 Form 10-K.

2. EARNINGS PER SHARE

Earnings per share for the three and nine month periods ended March 31, 1995 and 1994 are based on the weighted average number of common and common stock equivalent shares outstanding. Certain stock options were not included in the computation of earnings per share because their effect would be antidilutive. Earnings per share assuming full dilution are the same as primary earnings per share.

3.  SUPPLEMENTAL SCHEDULE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The reconciliation of net income (loss) to net cash provided by (used in) operating activities is summarized below:

                                                                              Nine Months Ended
                                                                                   March 31,
                                                                        -------------------------------
                                                                            1995                1994
                                                                        -----------           ---------
  Net Income (Loss)...............................................      $  393,491            $(584,270)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided
 By (Used In) Operating Activities:

 Depreciation and amortization....................................         330,806              413,025
 Write-off of intangibles.........................................               -              137,616
 Unrealized loss on marketable securities.........................           4,431               22,125
 Other non-cash expenses..........................................          32,680                5,130

Changes in Assets and Liabilities:
Accounts receivable...............................................         822,107             (419,201)
Other assets......................................................         143,174              (15,459)
Accounts payable..................................................         (54,927)             (25,195)
 Income taxes.....................................................         105,942              207,267
Accruals on disposal of discontinued operations...................        (560,502)                   -
Other liabilities.................................................        (126,039)             202,069
                                                                        -----------           ---------

  Net Cash Provided By (Used In) Operating Activities.............      $1,091,163            $ (56,893)
                                                                        ===========           =========

There were no material non-cash financing or investing activities for the nine months ended March 31, 1995 and 1994.

                             AMSERV HEALTHCARE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


4. INTANGIBLE ASSETS

Intangible assets acquired in acquisitions consist of the following:

                                             March 31,     June 30,
                                                1995         1994
                                             ----------   ----------

Excess of cost over acquired net assets...   $1,588,063   $1,588,063
Assembled work force......................      497,154      497,154
Accreditation and training programs.......      502,846      502,846
Covenant not to compete...................      525,000      525,000
                                             ----------   ----------
                                              3,113,063    3,113,063
Less:  Accumulated Amortization               1,346,253    1,065,523
                                             ----------   ----------
                                             $1,766,810   $2,047,540
                                             ==========   ==========

5.  DISCONTINUED OPERATIONS

On November 9, 1994, the Company sold substantially all of the fixed and intangible assets of its temporary nursing services business for $814,000 in an all cash transaction, resulting in a gain of $169,000, net of income taxes. The consolidated statement of operations for the three and nine month periods ended March 31, 1995 and 1994 excludes sales and expenses for its temporary nursing services business from captions applicable to continuing operations. Revenues from the discontinued operation were $3,988,696 and $9,373,191 for the nine months ended March 31, 1995 and 1994, respectively.

6.  SUBSEQUENT EVENTS

On April 6, 1995, the Company signed an amendment to the Asset Purchase Agreement dated June 10, 1994 with North Central Personnel, Inc. The amendment exchanged the Company's promissory note to North Central Personnel, Inc. with a principal balance of $833,333, as of March 31, 1995, and the related accrued interest for 426,794 shares of the Company's voting Class A Redeemable Preferred Stock, $.01 par value. The preferred shares pay no dividends, and may be redeemed at the option of the holder, in specified installments, for cash at a redemption price equal to $2.00 per share on May 29, 1995, November 29, 1995, May 29, 1996, November 29, 1996 and May 29, 1997. All of the remaining shares become redeemable in the event of default or change of control. The amendment also provides for a maximum earnout of $2,000,000 in consideration for a minimum earnout of $1,600,000 and an earnout advance in the amount of $500,000, which was paid in cash on April 6, 1995. The earnout advance and all future earnout payments will be accounted for as additional purchase price of North Central Personnel, Inc.

On April 18, 1995, the Company's Chief Executive Officer exercised options for 67,562 shares of common stock for $154,997 in cash, according to the Company's Employee Stock Option Plan. On April 20, 1995, the Company accepted a non-recourse promissory note in the amount of $198,440, bearing interest at a rate of 10% per annum, and $1,100 in cash for the exercise of options for 110,000 shares of common stock by the Chief Executive Officer in accordance with a stock option agreement dated February 27, 1987 and amended on January 15, 1988. The promissory note is secured by all 177,562 shares purchased by the Company's Chief Executive Officer, including those purchased for cash.

                             AMSERV HEALTHCARE INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



                        LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities increased $1,486,892 during the first nine months of fiscal year 1995. This increase is the result of the sale of the temporary nursing services business, the collection of related accounts receivable and a federal income tax refund. The Company's balance sheet remains strong with a current ratio of 3.5 to 1. In April 1995, the Company amended its original Asset Purchase Agreement with North Central Personnel, Inc., by exchanging an interest bearing (7%) promissory note for voting Class A Redeemable Preferred Stock, and making an earnout advance in the amount of $500,000 in cash. The Company believes that its present working capital position will be sufficient to meet its anticipated cash requirements for operations, and to move forward with its expansion program.


                               OPERATING RESULTS

Net sales from continuing operations for the three and nine month periods ended March 31, 1995 increased $1,046,469, or 56%, and $3,131,522, or 59%, respectively, over the same periods of the prior fiscal year. Higher sales are due to the June 10, 1994, acquisition of North Central Personnel and the opening of the Union City office in New Jersey, which has continued to grow steadily since its start-up in October 1994.

Selling, general and administrative expenses for the three and nine months ended March 31, 1995 increased $844,058 and $2,599,535, respectively, compared to the same periods of the prior year. These increases were primarily the result of the direct variable costs associated with an increase in net sales and the acquisition of North Central Personnel.

Depreciation and amortization for the three and nine months ended March 31, 1995, increased $18,357, or 20%, and $53,739, or 19%, respectively, over the same period of fiscal 1994. This increase is the result of depreciation on property and amortization of goodwill and intangible assets acquired in the acquisition of North Central Personnel.

Interest expense of $14,422 and $50,726, respectively, for the three and nine month periods during fiscal 1995 are due to interest on the note issued in the acquisition of North Central Personnel. There was no interest expense during the three and nine month periods of fiscal 1994.

The net income for the nine months ended March 31, 1995 includes an after-tax gain of $168,736 as a result of the sale of the Company's temporary nursing services business. An after-tax loss from discontinued operations of $56,858 and $496,111 for the three and nine months ended March 31, 1994 is included in the net loss for fiscal 1994.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 27, 1995, Stockbridge Investment Partners, Inc., filed a complaint against AMSERV HEALTHCARE INC. and its Board of Directors, Melvin L. Katten, Eugene J. Mora, Michael A. Robinton, George A. Rogers and Ben L. Spinelli in the Delaware Court of Chancery. The complaint alleges a breach of fiduciary duty was committed by the directors of AMSERV HEALTHCARE INC. by (a) delaying initiation of the consent solicitation by holding out the possibility of a negotiated transaction with plaintiff; (b) adopting a bylaw that purports to give the directors the power to postpone the setting of a record date for a stockholder consent solicitation; (c) exchanging 426,794 shares of voting preferred stock for a promissory note issued in connection with a June 1994 acquisition; (d) signing a letter of intent to acquire a healthcare services company; and (e) accepting a non-recourse note of $198,440 from Eugene J. Mora, AMSERV's CEO, to exercise his stock option for 110,000 shares of the Company's common stock. The complaint seeks relief by (a) rescinding the transaction which exchanges 426,794 shares of Class A Preferred Stock for a promissory note;
(b) rescinding the transaction which exercises 110,000 stock options by Mr. Mora; and (c) receiving an award for plaintiff's costs and disbursements of this action, including reasonable attorneys' and experts' fees in connection with this complaint. The Company is engaged in settlement discussions with respect to this action.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     1. Amendment No. 2 to Asset Purchase Agreement, dated April 7, 1995, by and between North Central Personnel, Inc., Diane Gurik and AMSERV HEALTHCARE OF OHIO INC.

     2. Stock Purchase Agreement dated April 7, 1995 by and between AMSERV HEALTHCARE INC. and North Central Personnel, Inc.

     3. Certificate of Designations, Preferences and Rights of Class A Redeemable Preferred Stock of AMSERV HEALTHCARE INC. dated April 7, 1995.

     4. Voting Agreement and Irrevocable Proxy to Vote dated April 7, 1995 by and between North Central Personnel, Inc. and AMSERV HEALTHCARE INC.

(b)  Reports on Form 8-K:

     1. A Form 8-K dated March 6, 1995, was filed with the Securities and Exchange Commission adopting an amendment to the Company's By-laws. The amendment ensures (i) orderly procedures for determining which stockholders will be able to take part in a written consent action; (ii) compliance with Rule 14a-13 of the Securities and Exchange Act of 1934; and (iii) that any written consent action be efficiently and effectively undertaken without disenfranchising any of the stockholders of the Company. The amendment was filed as an exhibit to Form 8-K.

     2. A Form 8-K dated March 21, 1995, was filed with the Securities and Exchange Commission reporting a change in the Registrant's independent auditors. The Company's decision to dismiss Deloitte & Touche LLP and retain Ernst & Young LLP was approved by its Board of Directors at a meeting held on March 21, 1995. A letter dated March 27, 1995, from Deloitte & Touche LLP concerning dismissal as Registrant's principal accountant was filed as an exhibit to Form 8-K. A Form 8-K/A was subsequently filed on April 27, 1995 which amended the letter dated March 27, 1995 from Deloitte & Touche LLP. The amended letter dated April 25, 1995 from Deloitte & Touche LLP was filed as an exhibit to Form 8-K/A.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



AMSERV HEALTHCARE INC.
- ----------------------
Registrant

/s/ EUGENE MORA
- ------------------------------------
Eugene J. Mora                               May 10, 1995
Chairman and President


/s/ LORI ANDERSON
- ------------------------------------
Lori Anderson                                May 10, 1995
Treasurer