Form 10-K
period 1995-06-24
AMSERV HEALTHCARE INC
filed 1995-10-06
CIK 78302

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 24, 1995.
                                      OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number:  0-08547
                            AMSERV HEALTHCARE INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                         94-1627467
(State or other jurisdiction
of incorporation or organization)           (I.R.S. Employer Identification No.)

              3252 Holiday Court  Suite #204  La Jolla, CA 92037
                   (Address of principal executive offices)

                                (619) 597-1000
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                                                             Name of each exchange on which registered

                 None                                                                                       None
---------------------------------------                                                   -----------------------------------------
                                   Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     X    YES          NO
                                    -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]
            ---

As of October 2, 1995, there were outstanding 3,163,203 shares of the Registrant's common stock, par value $.01 per share. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $7,908,007 based upon the closing sales price on October 2, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Registrant's 1995 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                    PART I
                                    ------

ITEM 1.   BUSINESS

AMSERV HEALTHCARE INC. (hereinafter the "Company" or "AMSERV") was originally incorporated under the name of Phone-A-Gram System, Inc. in the State of California on July 7, 1966, and was subsequently reincorporated under the laws of the State of Delaware on September 29, 1983. On October 24, 1987, the Company's name was changed to AMSERV, INC., and on August 24, 1992, the name was again changed to AMSERV HEALTHCARE INC. to reflect the Company's new strategic direction.

AMSERV operates in a one-industry segment as a healthcare services company. During the fiscal year ended June 24, 1995, the Company provided home care services to individuals from its six branch offices in New Jersey and Ohio. Fiscal 1995 was the first full year of operations for its Ohio office, which was acquired on June 10, 1994, by the purchase of substantially all of the assets and property of North Central Personnel, Inc. ("North Central"). On November 9, 1994, the Company sold substantially all of the fixed and intangible assets of its eight branch offices that provided primarily temporary nursing services. The Company plans to invest the proceeds of the sale to expand its home care business, which is a growing segment of the healthcare industry, and to look for other opportunities in healthcare.

AMSERV receives payment for its home care services from several sources. Revenues from Medicaid and other local government programs represented approximately 75% of net sales from continuing operations in the fiscal year ended June 24, 1995. The balance is paid to the Company from insurance companies, private payors and others.

Home care services are marketed through referrals from public agencies, hospitals, nursing homes and insurance companies. Both non-licensed and licensed personnel provide services to individuals in their homes. Home care personnel are recruited by the Company through newspaper advertisements and personal referrals.

The healthcare industry is highly competitive. The Company competes with many other companies which offer the same or similar services as those provided by AMSERV. However, no one or two companies dominate the business. Although some of the Company's competitors have greater capital resources than AMSERV, the Company believes it can compete because of its responsiveness to the needs of both clients and healthcare personnel through its emphasis on service.

At June 24, 1995, the Company and its subsidiaries employed approximately 48 full-time and 875 part-time persons for its continuing operations. The Company strives to maintain good relations with its employees, considering them to be a key to the Company's success. No employees are covered by a collective bargaining agreement.

ITEM 2.   PROPERTIES

AMSERV leases seven office facilities, which are located in Edison, Elizabeth, Fairlawn, South Orange and Union City, New Jersey; Mansfield, Ohio; and La Jolla, California, for the continuing operations of the Company. These leases expire at various dates through October 1999. AMSERV believes that these facilities are adequate for its operations.

In connection with the sale of assets of AMSERV MEDICAL PRODUCTS, INC. the Company has guaranteed that certain lease payments will be made by the purchasers. These payments are payable through September 1998 (See Note 11 to Consolidated Financial Statements).

ITEM 3.  LEGAL PROCEEDINGS

On April 27, 1995, Stockbridge Investment Partners, Inc. ("Stockbridge") commenced litigation in the Court of Chancery of the State of Delaware in and for New Castle County (the "Delaware Litigation") against the Company and its directors, Melvin L. Katten, Eugene J. Mora, Michael A. Robinton, George A. Rogers and Ben L. Spinelli, seeking an order rescinding the transactions by which the Company exchanged a promissory note held by North Central for 426,794 shares of preferred stock of the Company and financed the exercise by Mr. Mora of stock options to acquire 177,562 shares of the Company's common stock, and preliminarily and permanently enjoining the Company from recognizing such stock, as well as any stock issued in connection with a letter of intent referred to in the Company's April 13, 1995, press release, as validly issued for purposes of voting or exercising rights to consent.

Following settlement discussions between Stockbridge and the Company, the parties entered into a Standstill Agreement and a Settlement Agreement and Release, both dated as of May 12, 1995, pursuant to which Stockbridge agreed, among other things, to (i) revoke the consent delivered April 7, 1995, (ii) suspend its solicitation of consents to remove a majority of the Company's Board of Directors and (iii) dismiss with prejudice the Delaware Litigation. Under the Standstill Agreement, which had a 30-day term, Stockbridge and the Company agreed to continue good faith discussions and receive more detailed information regarding a potential business combination involving the Company and a wholly-owned subsidiary of Stockbridge, York Hannover Pharmaceuticals, Inc. ("York"). The parties further agreed that solely for purposes of Stockbridge's renewed consent solicitation, subsequently initiated on June 16, 1995, the shares of preferred stock will have no voting rights and will not be deemed as outstanding voting securities. In addition, a voting agreement between the Company and North Central with respect to the shares of preferred stock and a related irrevocable proxy were rescinded. There are no voting or other restrictions on the preferred stock with respect to any other consent solicitation, or with respect to any annual or special meeting of the Company. The Standstill Agreement was subsequently extended an additional 60 days and expired on August 10, 1995.

On August 23, 1995, the Delaware Court of Chancery ordered AMSERV to reimburse Stockbridge for legal fees in the amount of $50,000 incurred in connection with these legal proceedings, which the Company paid on September 1, 1995. Discussions with respect to a potential business combination between AMSERV and York continue.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the fiscal year to a vote of security holders.

ITEM 4.1  EXECUTIVE OFFICERS OF THE REGISTRANT

The following information concerns the executive officers of the Company as of October 2, 1995:

Eugene J. Mora, age 60, joined the Company as Chairman of the Board, President, and Chief Executive Officer in March 1987. He is also Chief Executive Officer of the Company's subsidiaries. He has been a director of the Company since October 1986. Mr. Mora also serves as a director of Washington Scientific Industries, Inc., a publicly held company. From July 1974 through February 1987, he was President of Kidde Business Services, Inc.

Lori Anderson, age 34, joined AMSERV in November 1993 as Director of Financial Planning, and in December 1994, was promoted to Controller and Treasurer of the Company. From 1991 through 1993, Ms. Anderson was employed by TheraTx, Incorporated, a provider of rehabilitation therapy services, as Accounting Manager and Controller. Ms. Anderson received her CPA Certificate in 1985, while with Vekich, Arkema & Co., Chartered, an independent accounting and management advisory firm where she worked as an auditor and accounting supervisor from 1984 through 1990.

Leslie Hodge, age 42, joined the Company in September 1990 as Director of Human Resources for AMSERV NURSES, INC., a subsidiary of the Company, and was promoted to Vice President of Human Resources in July 1991. In June 1992, she was named Vice President of Administration and Secretary of AMSERV. From 1981 through 1990, she was employed by PS Trading, Inc., a sister subsidiary of Pacific Southwest Airlines, as Vice President of Administration.

The following information concerns certain significant employees of the Company as of October 2, 1995:

Kenneth Freeman, age 58, joined the Company in March 1991 when AMSERV HEALTHCARE OF NEW JERSEY, INC., a wholly-owned subsidiary of the Company, acquired Always Care of New Jersey, Inc. ("Always Care"), a home care company. Mr. Freeman founded Always Care in 1976. He continues as Regional Manager of the subsidiary supervising five home care offices in New Jersey.

Diane Gurik, age 45, joined the Company in June 1994 in connection with the acquisition of North Central by AMSERV HEALTHCARE OF OHIO INC. ("AHO"), a wholly-owned subsidiary of the Company. Ms. Gurik founded North Central, a home care company, in 1983. She continues as President of the North Central Personnel division of AHO.

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

(a) Market Information - The Company's common stock is traded on the NASDAQ Stock Market under the symbol "AMSR". The table below presents the high and low bid quotations as reported by NASDAQ:

                                       Fiscal 1995                  Fiscal 1994
                                   ------------------           ------------------
                                   High          Low            High        Low
                                   ----         -----           ----       -----
     First Quarter...........    $ 1-3/8      $  11/16        $ 1-1/2     $ 1
     Second Quarter..........    $ 1-13/16    $   7/8         $ 1-5/16    $   13/16
     Third Quarter...........    $ 2-7/8      $ 1-9/16        $ 1-1/4     $   13/16
     Fourth Quarter..........    $ 3-1/4      $ 2-1/4         $ 1-1/2     $   15/16

(b) Approximate Number of Shareholders of Common Stock - The approximate number of holders of record of Common Stock as of October 2, 1995 was 1,700.

(c) The Company paid no cash dividends during the last five years. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Years Ended
                                              -----------------------------------------------------
                                              JUNE 24,                      June 30,
                                                            ---------------------------------------
                                               1995         1994        1993        1992       1991
                                              -------       ---------------------------------------

STATEMENT OF OPERATIONS DATA
 Operating Revenue                            $11,342     $ 7,526     $ 6,049     $5,432     $1,362
 Income (Loss) from
   Continuing Operations                           52         (63)        (71)       (48)      (134)
 Income (Loss) from
   Discontinued Operations                          -        (711)       (359)       290      1,124
 Gain (Loss) on Disposal of
   Discontinued Operations                         30      (1,168)          -      1,405          -
 Cumulative Effect of Change
   in Accounting Principle                         24           -           -          -          -
 Net Income (Loss)                            $   106     $(1,942)    $  (430)    $1,647     $  990


INCOME (LOSS) PER SHARE
 Income (Loss) from
   Continuing Operations                      $   .02     $  (.02)    $  (.03)    $ (.01)    $ (.04)
 Income (Loss) from
   Discontinued Operations                          -        (.24)       (.12)       .09        .35
 Gain (Loss) on Disposal of
   Discontinued Operations                        .01        (.40)          -        .45          -
 Cumulative Effect of Change
   in Accounting Principle                          -           -           -          -          -
 Net Income (Loss)                            $   .03     $  (.66)    $  (.15)    $  .53     $  .31
 Shares Used in Computing Per
   Share Amounts                                3,112       2,945       2,961      3,092      3,160

                                              JUNE 24,                      June 30,
                                                            ---------------------------------------
                                               1995         1994        1993        1992       1991
                                              -------       ---------------------------------------

BALANCE SHEET DATA
 Working Capital                              $ 2,466     $ 2,569     $ 3,471     $ 4,792   $ 3,095
 Total Assets                                   6,684       6,558       7,427       8,858     7,508
 Total Long-Term Liabilities                       31         832         115         745     1,064
 Redeemable Preferred Stock                       683           -           -           -         -
 Shareholders' Equity                         $ 4,657     $ 4,348     $ 6,290     $ 6,699   $ 5,016
 Current Ratio                                    2.9         2.9         4.4         4.4       3.2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments increased from $1,321,000 at June 30, 1994 to $2,619,000 at June 24, 1995. This increase of $1,298,000 during the fiscal year is the result of the proceeds from the sale of the temporary nursing services business, the collection of related accounts receivable, the receipt of a federal income tax refund offset by payments made for the reduction of long-term debt, redemption of preferred shares, and an advance on an earnout obligation, paid in connection with the June 1994 acquisition of the assets of North Central. The Company's balance sheet remains strong with a current ratio of 2.9 to 1. Working capital requirements consist primarily of the financing of accounts receivable and payments due for the redemption of preferred stock. The Company believes that with its strong working capital condition, it is well positioned to meet its anticipated cash requirements for operations, and continue its expansion in home care and other health care services.

Comparison of 1995 to 1994

Operating revenues from continuing operations increased 51%, from $7,526,000 in fiscal 1994 to $11,342,000 in fiscal 1995. This increase resulted from overall increases in the demand for home care services, as well as the expansion of operations to Union City, New Jersey. Fiscal 1995 results also include a full year of operations for North Central, which was acquired in June 1994.

Selling, general and administrative expenses increased $3,593,000, or 48%, in fiscal 1995 compared to fiscal 1994. The increase is primarily associated with the increase in direct variable costs due to the increase in operating revenues for the year, a full year's expenses associated with North Central, and costs of approximately $487,000 incurred in connection with a shareholder consent solicitation.

Depreciation and amortization increased $42,000, or 11%, from $373,000 in fiscal 1994 to $415,000 in fiscal 1995 due primarily to the depreciation of equipment, furniture and fixtures and amortization of intangible assets acquired in the acquisition of the assets of North Central.

In 1995, interest income increased $5,000, or 6% over fiscal 1994 as a result of an increase in cash, cash equivalents and short-term investments offset by the effects of lower interest rates on invested funds.

Interest expense increased from $8,000 in fiscal 1994 to $52,000 in fiscal 1995 due to interest incurred on the promissory note issued in connection with the acquisition of the assets of North Central.

The effective income tax rate on income from continuing operations in fiscal 1995 was 4% compared to 28% for fiscal 1994. The 1994 benefit was primarily the result of the tax benefit from measuring cumulative temporary differences in connection with the disposal of the temporary nursing services business which have reversed in fiscal 1995.

During fiscal 1994, the Company discontinued operation of its temporary nursing services business and recorded a loss from discontinued operations of $711,000 and an after-tax loss on the anticipated disposal of discontinued operations of $1,168,000. During fiscal 1995, the temporary nursing services business was sold and after recognizing the 1994 writedown, an after-tax gain of $30,302 was recognized. The 1995 gain resulted from the difference between the actual and estimated loss on the disposal. See Note 4 of the Notes to Consolidated Financial Statements for additional details.

In fiscal 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The cumulative effect of the change in accounting principle resulted in an after-tax adjustment to earnings for unrealized losses of $24,000.

Comparison of 1994 to 1993

Operating revenues from continuing operations increased from $6,049,000 in fiscal 1993 to $7,526,000 in fiscal 1994, an increase of 24%. This increase resulted from increases in the demand for home care services. Fiscal 1994 also includes $174,000 in operating revenues for the month of June, 1994, resulting from the acquisition of the assets of North Central in June 1994.

Selling, general and administrative expenses increased $1,414,000, or 24% in fiscal 1994 compared to fiscal 1993. The increase is primarily associated with the increase in direct variable costs due to the increase in operating revenue for the year.

In 1994, depreciation and amortization increased $14,000 or 4% over fiscal 1993 due to the depreciation of equipment, furniture and fixtures and the amortization of intangible assets acquired in the acquisition of the assets of North Central.

Interest income decreased to $89,000 in fiscal 1994 from $111,000 in fiscal 1993 as a direct result of lower interest rates on funds invested in various money market funds, and an overall decrease in the cash balance.

In fiscal 1993, the remaining long-term debt in connection with the acquisition of the New Jersey home care services subsidiary was retired and this reduction contributed to the decrease in interest expense of $16,000 during fiscal 1994.

The effective income tax rate on the loss from continuing operations for fiscal 1994 was 28% compared to 45% for fiscal 1993. The 1994 benefit in excess of the statutory rate is primarily the result of the tax benefit from measuring cumulative temporary differences that will continue to reverse in future years.

The operating losses from the Company's temporary nursing services business prompted the decision to dispose of this segment of the business. Net losses from discontinued operations totalled $711,000 in fiscal 1994 and $359,000 in fiscal 1993. The after-tax loss on the anticipated disposal of the discontinued operations for fiscal 1994 of $1,168,000 consists of assets associated with the temporary nursing services business and transition expenses during the phase out period in fiscal 1995. See Note 4 of the Notes to Consolidated Financial Statements for additional details.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Company required by this item are set forth at the pages indicated in Item 14 (a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported in the Company's Form 8-K dated March 21, 1995.

                                   PART III
                                   --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Proxy Statement relating to the Company's 1995 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning the executive officers of the Company which is set forth in Item 4.1 hereof.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the Proxy Statement relating to the Company's 1995 Annual Meeting of Shareholders to be filed pursuant to General Instructions G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Proxy Statement relating to the Company's 1995 Annual Meeting of Shareholders to be filed pursuant to General Instructions G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Proxy Statement relating to the Company's 1995 Annual Meeting of Shareholders to be filed pursuant to General Instructions G(3) to Form 10-K.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. Financial Statements.
         --------------------

         The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this report.

         Report of Ernst & Young LLP, Independent Auditors               F-1
         Report of Deloitte & Touche LLP, Independent Auditors           F-2
         Consolidated Balance Sheets, June 24, 1995,
          and June 30, 1994                                              F-3
         Consolidated Statements of Operations, Years Ended June
          24, 1995, and June 30, 1994 and 1993                           F-4
         Consolidated Statements of Shareholders' Equity, Years
          Ended June 24, 1995, and June 30, 1994, and 1993               F-5
         Consolidated Statements of Cash Flows, Years Ended June
          24, 1995, and June 30, 1994 and 1993                           F-6
         Notes to Consolidated Financial Statements                      F-7

      2.  Financial Statement Schedule.
          ----------------------------

          Schedule II  Consolidated Valuation and Qualifying Accounts,
                          June 24, 1995, and June 30, 1994 and 1993       F-15

All other schedules are omitted because they are not applicable or not required, or because the information is included in the financial statements or notes thereto.

      3.  Exhibits.
          --------

          The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.


(b)   Reports on Form 8-K.
      -------------------

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

2. A Form 8-K dated March 21, 1995, was filed with the Securities and Exchange Commission reporting a change in the Company's independent auditors. The Company's decision to dismiss Deloitte & Touche LLP and retain Ernst & Young LLP was approved by its Board of Directors at a meeting held on March 21, 1995. A letter dated March 27, 1995, from Deloitte & Touche LLP concerning dismissal as the Company's principal accountant was filed as an exhibit to Form 8-K. A Form 8-K/A dated April 26, 1995, was subsequently filed, which amended the letter dated March 27, 1995 from Deloitte & Touche LLP. The amended letter dated April 25, 1995, from Deloitte & Touche LLP was filed as an exhibit to Form 8-K/A.

3. A Form 8-K dated July 6, 1995, was filed with the Securities and Exchange Commission disclosing an Exchange Agreement with North Central. Pursuant to this agreement, 341,435 shares of Class A Preferred Stock held by North Central were exchanged for 260,141 shares of Class B Preferred Stock. A copy of the Exchange Agreement and the Certificate of Designation setting forth the designations, preferences and rights of the Class B Preferred Stock were filed as exhibits to Form 8-K.

                       SIGNATURES AND POWER OF ATTORNEY
                       --------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMSERV HEALTHCARE INC.

                                              /s/Eugene J. Mora
                                             -----------------------------------
                                        By:  Eugene J. Mora
                                             Chairman of the Board and President

                                             Date: October 2, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes each of Leslie Hodge and Melvin L. Katten, with full power of substitution, to execute in the name of such person and to file any amendment to this Annual Report making such changes in this Annual Report as the Registrant deems appropriate, and appoints each of Leslie Hodge and Melvin
L. Katten, with full power of substitution, attorney-in-fact to sign and to file any such amendment to this Annual Report.

            Name                            Capacity                  Date Signed
----------------------------         ---------------------        -----------------
Principal Executive Officer:

/s/Eugene J.Mora
----------------------------
Eugene J. Mora                       Chairman of the Board        October 2, 1995
                                       and President

Principal Financial and
  Accounting Officer:

/s/Lori Anderson
----------------------------
Lori Anderson                        Treasurer                    October 2, 1995

Directors:


/s/Melvin L. Katten
----------------------------
Melvin L. Katten                     Director                     October 2, 1995


/s/Michael A. Robinton
----------------------------
Michael A. Robinton                  Director                     October 2, 1995


/s/George A. Rogers
----------------------------
George A. Rogers                     Director                     October 2, 1995


/s/Ben L. Spinelli
----------------------------
Ben L. Spinelli                      Director                     October 2, 1995

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
AMSERV HEALTHCARE INC.

We have audited the accompanying consolidated balance sheet of AMSERV HEALTHCARE INC. as of June 24, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule as of June 24, 1995 listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMSERV HEALTHCARE INC. at June 24, 1995, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" in fiscal 1995.


                                                               ERNST & YOUNG LLP
San Diego, California
August 11, 1995

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
 AMSERV HEALTHCARE INC.:

We have audited the accompanying consolidated balance sheet of AMSERV HEALTHCARE INC. and subsidiaries (the "Company") as of June 30, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 1994. Our audits also included the consolidated financial statement schedule for the years ended June 30, 1994, and 1993 listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1994, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such 1994 and 1993 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Las Vegas, Nevada
October 7, 1994

                            AMSERV HEALTHCARE INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                             June 24,           June 30,
                                                                               1995               1994
                                                                             --------           --------
                                 ASSETS

Current Assets
  Cash and cash equivalents (Note 1)                                       $ 1,226,448        $   643,987
  Short-term investments, net (Notes 1 and 2)                                1,392,021            676,615
  Accounts receivable, net of allowance for
   doubtful accounts of $103,264 in 1995 and $237,687 in 1994                  973,731          1,964,903
  Federal income taxes refundable                                                    -            326,628
  Other current assets                                                         187,463            335,389
                                                                           -----------        -----------

     Total current assets                                                    3,779,663          3,947,522

Equipment, Furniture and Fixtures net of
  accumulated depreciation of $196,069 in 1995 and $135,906 in 1994            387,821            252,234

Intangible Assets, net (Note 3)                                              2,203,113          2,047,540

Other Assets                                                                   313,888            311,090
                                                                           -----------        -----------
                                                                           $ 6,684,485        $ 6,558,386
                                                                           ===========        ===========
   LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                         $   105,663        $    70,735
  Accrued payroll and related taxes                                            561,143            580,035
  Net liabilities of discontinued operations (Note 4)                          391,770            116,718
  Other current liabilities                                                    254,778            277,928
  Current maturities of long-term debt (Notes 5 and 6)                               -            333,334
                                                                           -----------        -----------

     Total current liabilities                                               1,313,354          1,378,750
                                                                           -----------        -----------
Long-Term Liabilities
  Long-term debt net of current maturities (Notes 5 and 6)                           -            666,666
  Other long-term liabilities                                                   30,859            165,000
                                                                           -----------        -----------

     Total long-term liabilities                                                30,859            831,666
                                                                           -----------        -----------
Redeemable Preferred Stock
  Class A Redeemable preferred stock, $.01 par value;
   authorized 3,000,000 shares; issued and outstanding
   341,435 shares in 1995 and none in 1994 (Note 7)                              3,414                  -
  Additional paid-in capital (Note 7)                                          679,456                  -
                                                                           -----------        -----------

     Total redeemable preferred stock                                          682,870                  -

Commitments and Contingencies (Notes 6, 10 and 11)

Common Shareholders' Equity
 Common stock, $.01 par value; authorized 15,000,000 shares;
  3,295,356 shares outstanding in 1995 and 3,087,794 shares
  outstanding in 1994 (Note 8)                                                  32,953             30,877
 Treasury stock, at cost, 143,268 shares (Note 8)                             (296,053)          (296,053)
 Additional paid-in capital                                                  6,787,963          6,373,936
 Note receivable from officer (Note 12)                                       (198,440)                 -
 Unrealized loss on short-term investments (Note 2)                            (14,564)                 -
 Retained earnings (deficit)                                                (1,654,457)        (1,760,790)
                                                                           -----------        -----------

     Total common shareholders' equity                                       4,657,402          4,347,970
                                                                           -----------        -----------
                                                                           $ 6,684,485        $ 6,558,386
                                                                           ===========        ===========

See accompanying notes to consolidated financial statements.

                            AMSERV HEALTHCARE INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year ended          Years ended June 30,
                                                       June 24, 1995         1994           1993
                                                       -------------    ---------------------------

Operating Revenues..................................   $ 11,341,609     $  7,525,822    $ 6,048,748
                                                       ------------     ------------    -----------
Operating Expenses
 Selling, general and administrative................     10,914,279        7,321,290      5,907,124
 Depreciation and amortization (Note 1).............        415,143          373,321        358,979
                                                       ------------     ------------    -----------

    Total operating expenses........................     11,329,422        7,694,611      6,266,103
                                                       ------------     ------------    -----------

Operating Income (Loss).............................         12,187         (168,789)      (217,355)

Interest Expense....................................        (51,543)          (8,254)       (24,471)
Interest Income.....................................         93,742           88,541        111,227
                                                       ------------     ------------    -----------
Income (Loss) From Continuing Operations
 Before Provision for Income Taxes..................         54,386          (88,502)      (130,599)

Income Tax Provision (Benefit) (Note 9).............          2,038          (25,168)       (59,207)
                                                       ------------     ------------    -----------

Income (Loss) From Continuing Operations............         52,348          (63,334)       (71,392)

Discontinued Operations (Note 4)
 Income (loss) from discontinued operations,
   net of income taxes of ($282,401) in 1994
   and ($297,793) in 1993...........................              -         (710,636)      (359,076)

 Gain (loss) on disposal of discontinued operations,
   net of income taxes of $168,211 in 1995
   and ($77,110) in 1994............................         30,302       (1,167,949)             -

 Cumulative Effect to July 1, 1994 of
   change in Accounting Principle,
   net of income taxes of $12,752...................         23,683                -              -
                                                       ------------     ------------    -----------

Net Income (Loss)...................................   $    106,333     $ (1,941,919)   $  (430,468)
                                                       ============     ============    ===========
Income (Loss) Per Common Share (Note 1)
 Income (loss) from continuing operations ..........          $ .02            ($.02)         ($.03)

 Loss from discontinued operations..................              -             (.24)          (.12)

 Gain (loss) on disposal of discontinued operations.            .01             (.40)             -

 Cumulative Effect of change in accounting principle              -                -              -

 Net income (loss)..................................          $ .03            ($.66)         ($.15)
                                                              =====            ======         ======
Shares Used in Computing Per Share Amounts..........      3,111,527        2,944,526      2,960,647
                                                          =========        ==========     ==========

See accompanying notes to consolidated financial statements.

                            AMSERV HEALTHCARE INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       Years ended June 24, 1995, June 30, 1994 and 1993
                                           ----------------------------------------------------------------------------

                                                                                           Additional   Note Receivable
                                               Common Stock          Treasury Stock         Paid-In          from
                                            ------------------     ------------------
                                            Shares      Amount     Shares      Amount       Capital        Officer
                                            ------      ------     ------      ------       -------        -------

Balances at June 30, 1992...............   2,917,794   $ 29,177     27,800   $ (62,800)  $ 6,120,636     $         -

  Shares issued in acquisition of
    MED-PRO (Note 6)....................     170,000      1,700          -           -       253,300               -
  Treasury stock acquired
    (Note 8)............................           -          -    115,468    (233,253)            -               -

  Net loss..............................           -          -          -           -             -               -
                                           ---------   --------    -------   ----------  -----------     ------------

Balances at June 30, 1993...............   3,087,794     30,877    143,268    (296,053)    6,373,936               -

  Net loss..............................           -          -          -           -             -               -
                                           ---------   --------    -------   ----------  -----------     ------------

Balances at June 30, 1994...............   3,087,794     30,877    143,268    (296,053)    6,373,936               -

  Stock Options exercised
    including income tax
      benefit (Note 12).................     207,562      2,076          -           -       414,027        (198,440)
  Cumulative effect of change
    in accounting principle (Note 2)....           -          -          -           -             -               -
  Change in unrealized loss
    on short-term investments...........           -          -          -           -             -               -
  Net income............................           -          -          -           -             -               -
                                           ---------   --------    -------   ----------  -----------     ------------

Balances at June 24, 1995...............   3,295,356   $ 32,953    143,268   $(296,053)  $ 6,787,963     $  (198,440)
                                           =========   ========    =======   ==========  ===========     ============
                                           Unrealized     Retained
                                           (Loss) on      Earnings
                                          Investments     (Deficit)         Total
                                          -----------     ---------         -----

Balances at June 30, 1992............... $         -    $   611,597     $ 6,698,610

  Shares issued in acquisition of
    MED-PRO (Note 6)....................           -              -         255,000
  Treasury stock acquired
    (Note 8)............................           -              -        (233,253)

  Net loss..............................           -       (430,468)       (430,468)
                                         -----------    ------------    -----------

Balances at June 30, 1993...............           -        181,129       6,289,889

  Net loss..............................           -     (1,941,919)     (1,941,919)
                                         -----------    ------------    -----------

Balances at June 30, 1994...............           -     (1,760,790)      4,347,970

  Stock Options exercised
    including income tax
      benefit (Note 12).................           -              -         217,663
  Cumulative effect of change
    in accounting principle (Note 2)....     (23,683)             -         (23,683)
  Change in unrealized loss
    on short-term investments...........       9,119              -           9,119
  Net income............................           -        106,333         106,333
                                         -----------    ------------    -----------

Balances at June 24, 1995............... $   (14,564)   $(1,654,457)    $ 4,657,402
                                         ===========    ============    ===========


See accompanying notes to consolidated financial statements.

                            AMSERV HEALTHCARE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year ended                      Years ended June 30,
                                                                       June 24, 1995                 1994                1993
                                                                      --------------         -------------------------------------
OPERATING ACTIVITIES:
Net income (loss).................................................. $       106,333         $    (1,941,919)        $    (430,468)
Noncash items included in net income (loss):
     Deferred income taxes.........................................           5,235                       -                     -
     Cumulative effect of change in accounting principles..........         (23,683)                      -                     -
     (Gain) loss on disposal of discontinued operations............         (30,302)              1,167,949                     -
     Depreciation and amortization.................................         415,143                 548,749               579,342
     Provision for doubtful accounts...............................        (134,423)                      -               140,000
     Write-off of intangibles......................................               -                 137,616                     -
     Gain on stock acquired in legal settlement....................               -                       -               (52,500)
     Loss on disposal of equipment, furniture and fixtures.........          32,680                  45,078                15,575
Changes in assets and liabilities:
     Accounts receivable...........................................       1,125,595                  99,776               202,763
     Income taxes..................................................         326,628                 200,998              (133,221)
     Other assets..................................................          94,717                 (30,360)             (135,451)
     Accounts payable..............................................          34,928                  23,094                (9,591)
     Loss contracts and unfavorable leases.........................               -                 (44,000)             (206,000)
     Other liabilities.............................................         (87,816)               (106,876)             (230,953)
                                                                    ----------------        ----------------        --------------

Net cash provided by (used in) operating activities................       1,865,035                 100,105              (260,504)

INVESTING ACTIVITIES:
     Proceeds from sale of discontinued operations.................         813,941                       -                     -
     Payment of costs related to discontinued operations...........        (508,587)                      -              (361,979)
     Proceeds from sale of short-term investments..................         880,000                 268,750             2,503,309
     Purchase of short-term investments............................      (1,586,285)               (497,125)           (2,064,191)
     Purchase of equipment, furniture and fixtures.................        (270,835)                (25,965)              (77,504)
     Payments for acquisitions.....................................               -                (678,835)             (871,897)
     Cash received on notes receivable.............................          50,411                 191,504               185,496
     Issuance of note receivable ..................................               -                       -              (100,000)
     Payment of earnout advance....................................        (500,000)                      -                     -
     Proceeds from sale of equipment, furniture and fixtures.......          31,851                   4,034                     -
                                                                    ---------------         ---------------         -------------

Net cash used in investing activities..............................      (1,089,504)               (737,637)             (786,766)

FINANCING ACTIVITIES:
     Repayment of long-term debt...................................        (166,666)                      -              (666,666)
     Purchase of treasury stock....................................               -                       -              (180,753)
     Issuance of note payable......................................               -                 130,587                     -
     Repayment on note payable.....................................         (73,349)                (57,238)                    -
     Redemption of class A preferred shares........................        (170,718)                      -                     -
     Exercise of employee stock options............................         217,663                       -                     -
                                                                    ----------------        ----------------        --------------

Net cash provided by (used in) financing activities................        (193,070)                 73,349              (847,419)
                                                                    ----------------        ----------------        --------------

Net increase (decrease) in cash and cash equivalents...............         582,461                (564,183)           (1,894,689)

Cash and cash equivalents at beginning of year.....................         643,987               1,208,170             3,102,859
                                                                    ---------------         ---------------         -------------
Cash and cash equivalents at end of year........................... $     1,226,448         $       643,987         $   1,208,170
                                                                    ===============         ===============         =============
NONCASH FINANCING AND INVESTING ACTIVITIES:
Transfer from accounts receivable to notes receivable..............               -                  80,307                     -
Issuance of common stock in the acquisition
  of MED-PRO.......................................................               -                       -               255,000
Issuance of Class A redeemable preferred stock
  in exchange for note payable and related accrued interest.....            853,588                       -                     -
Income tax paid....................................................         145,784                   5,294                28,347
Issuance of common stock upon exercise of options
  in exchange for note receivable...............................            198,440                       -                     -
Interest paid......................................................          31,289                   2,421                42,804


See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          NOTE 1/ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of AMSERV HEALTHCARE INC. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. Certain prior years' amounts have been reclassified to conform with current year presentation.

Fiscal Year
During fiscal 1995 the Company commenced utilizing a 52/53-week fiscal year ending on the last Saturday in June. Monthly periods are accounted for in a four-week, four-week, five-week sequence, with each quarter consisting of 13 weeks. All references to years relate to fiscal years rather than calendar years.

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash equivalents represent surplus cash invested in highly liquid investments on a short-term basis, with maturities of three months or less at date of purchase, until such cash is required for the continuing operations of the Company. At June 24, 1995, a substantial portion of the Company's cash is deposited in two banks and one brokerage company. The Company monitors the financial status of the banks and the brokerage company and does not believe the deposits are subject to a significant degree of risk.

Accounting for Investments in Debt and Equity Securities
In July 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's management has classified its investment securities as available-for-sale and has recorded unrealized holding gains and losses as a separate component of shareholders' equity. The cumulative effect of the change in accounting principle resulted in an after-tax increase to income for unrealized losses of $23,683 at July 1, 1994 (Note 2).

Equipment, Furniture and Fixtures
Equipment, furniture and fixtures are stated at cost. Additions and major improvements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets which range from three to seven years.

Intangible Assets
Excess of cost over acquired net assets is amortized on a straight-line basis over periods ranging from 35 to 37 years. Other intangible assets are stated at acquisition cost and are being amortized on a straight-line basis over their estimated useful lives of five years.

Revenue Recognition and Accounts Receivable
Operating revenue is reported at net realizable amounts from third-party payors and individual patients for services rendered in the period in which the services are provided. The Company receives payment for services rendered to patients from state government sponsored programs, private third-party insurance and individual patients. Amounts due from private third-party insurance and individual patients are subject to differing economic conditions, and do not represent any concentrated credit risk to the Company. Management believes that reserves are adequate to cover any anticipated losses.

Income Taxes
Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The adoption of SFAS 109 changed the Company's method of accounting for income taxes to an asset and liability approach. Prior to July 1993, the Company accounted for income taxes under SFAS No. 96.

Earnings Per Share
Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Certain stock options and warrants are not included in the computation of earnings per share because their effect would be antidilutive. Earnings per share assuming full dilution are the same as primary earnings per share.

                         NOTE 2/SHORT-TERM INVESTMENTS

Short-term investments are recorded at estimated fair market value at June 24, 1995 and June 30, 1994, and consist primarily of tax exempt bonds and money market non-government securities with maturities of more than three months, and common and preferred stock. In July 1994, the Company classified all of its investments as available-for-sale securities according to Statement of Financial Accounting Standards No. 115. The following table summarizes available-for-sale securities at June 24, 1995:

                                           Available-for-Sale Securities
                                       -------------------------------------
                                                      Gross        Estimated
                                                    Unrealized       Fair
                                             Cost     Losses         Value
                                       -------------------------------------

  Money Market/Non-Govt Securities     $   453,903   $  2,494    $   451,409
  Tax Exempt Government Bonds              605,020        158        604,862
  Common Stock                             110,000     23,000         87,000
  Preferred Stock                          250,000      1,250        248,750
                                       -----------   --------    -----------
          Total                        $ 1,418,923   $ 26,902    $ 1,392,021
                                       ===========   ========    ===========

As a result of the adoption of SFAS No. 115, the Company records net unrealized holding gains and losses, net of income tax effects, as a separate component of shareholders' equity. Previously, unrealized losses had been charged to operations. The cumulative effect of this change in accounting principle resulted in an after-tax adjustment to earnings of $23,683 at July 1, 1994.

A net realized gain on sales of available-for-sale securities of $2,413 was recognized in fiscal 1995. A net realized loss of $11,250 was recognized in fiscal 1994.

The amortized cost and estimated fair value of short-term investments at June 24, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                       Estimated
                                                          Fair
                                            Cost          Value
                                       -------------------------

  Due in one year or less              $   603,958   $   601,410
  Due after one year through
     three years                                 -             -
  Due after three years                    454,965       454,861
  Equity Securities                        360,000       335,750
                                       -----------   -----------
          Total                        $ 1,418,923   $ 1,392,021
                                       -----------   -----------

                           NOTE 3/INTANGIBLE ASSETS

Intangible assets acquired in acquisitions (Note 6) consist of the following:

                                                    June 24,           June 30,
                                                      1995               1994
                                                   ---------          ---------

  Excess of cost over acquired net assets....    $ 2,088,063        $ 1,588,063
  Assembled workforce........................        497,154            497,154
  Accreditation and training programs........        502,846            502,846
  Covenant not to compete....................        525,000            525,000
                                                 -----------        -----------
                                                   3,613,063          3,113,063
  Less:  Accumulated amortization............      1,409,950          1,065,523
                                                 -----------        -----------
                                                 $ 2,203,113        $ 2,047,540
                                                 ===========        ===========

                        NOTE 4/DISCONTINUED OPERATIONS

On September 20, 1994, the Company signed a Letter of Intent to sell its temporary nursing services business. As a result, the Company recorded a fiscal 1994 fourth quarter charge of $1,167,949 (after income tax benefit of $77,110) to provide for a loss on the disposal of these discontinued operations and their after-tax estimated operating losses of $149,627 until the estimated date of disposal. On November 9, 1994, the Company completed this transaction, and sold substantially all of the fixed and intangible assets of its temporary nursing services business for $814,000 in cash. The related net liabilities for this discontinued operation are included in the balance sheet under the caption "Net liabilities of discontinued operations". The balance remaining unpaid at June 24, 1995, relates to various state and local tax and payroll issues that have not been finalized and a remaining severance obligation. The consolidated statements of operations for fiscal 1995, 1994, and 1993, exclude sales and expenses for its temporary nursing services business from captions applicable to continuing operations. Revenues from the discontinued operation during fiscal 1995 were $3,988,696. Operating results of the discontinued operation for fiscal years 1994 and 1993 are summarized below:

                                          Fiscal Years ended June 30,

                                             1994              1993
                                        ------------------------------

     Net Sales....................... $12,022,618          $12,799,605

     Loss Before Income Taxes........    (993,037)            (656,869)

     Income Tax Benefit..............    (282,401)            (297,793)

     Loss from Discontinued
        Operations...................    (710,636)            (359,076)

                             NOTE 5/LONG-TERM DEBT

Long-term debt at June 30, 1994, consists of a $1,000,000 unsecured note payable (less current maturities of $333,334) issued in the acquisition of the assets of North Central Personnel, Inc. (Note 6). In April 1995, the Company exchanged this note for redeemable preferred stock (Note 7).

                              NOTE 6/ACQUISITIONS

On June 10, 1994, the Company, through its wholly-owned subsidiary AMSERV HEALTHCARE OF OHIO INC., acquired substantially all the assets and property of North Central Personnel, Inc. ("North Central"). The acquisition, which was accounted for as a purchase, had an initial purchase price of $1,553,835. The Company paid $553,835 of the purchase price with cash, and the balance of $1,000,000 was financed by a promissory note payable to the seller (Note 5). The final purchase price is contingent on an earnout, of which $500,000 was advanced on April 6, 1995. The remaining earnout will not exceed $500,000. The excess of the purchase price over the valuation of tangible assets was assigned to goodwill ($1,047,000) and a non-competition agreement ($25,000). The earnout advance and all future earnout payments will be accounted for as additional purchase price of North Central.

The consolidated statement of operations for fiscal 1994 included the operating results of North Central from May 29, 1994. The following unaudited pro forma results of continuing operations have been prepared assuming the acquisition had occurred July 1, 1993. This pro forma information is for comparative purposes only and does not purport to be indicative of results that would have occurred if the acquisition had been made at the beginning of fiscal year 1994, and is not intended to be a projection of results which may occur in the future.

                                                 Year ended June 30,
                                                        1994
                                                 -------------------

          Net Sales............................     $ 9,639,076
          Income from Continuing Operations....     $   146,651
          Income from Continuing Operations
            Per Common Share...................            $.05


In July 1992, the Company acquired substantially all of the operating assets and property of MED-PRO, Inc. ("MED-PRO"), a leading provider of supplemental staffing to healthcare facilities with offices in Phoenix, San Diego and San Francisco. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business were included in the Company's fiscal 1993 operating results from July 21, 1992. The purchase price consisted of cash of $872,000 and 170,000 restricted shares of AMSERV HEALTHCARE common stock. The operations of MED-PRO were sold with the sale of the Company's temporary nursing services business in November 1994 (Note 4).

                       NOTE 7/REDEEMABLE PREFERRED STOCK

In April 1995, the Company issued 426,794 shares of its voting Class A Redeemable Preferred Stock, which had a redemption value of $2.00 per share, in exchange for the Company's promissory note payable to North Central (Note 6) and related accrued interest which totalled $853,588 on the date of the exchange. The preferred shares pay no dividends and may be redeemed at the option of the holder, in specified installments for cash. On May 29, 1995, 85,359 shares were redeemed for $170,718. Subsequently, on July 6, 1995, the remaining 341,435 Class A Redeemable Preferred Shares were exchanged for 260,141 Class B Redeemable Preferred Shares, with a redemption price of $2.625 per share. These remaining 260,141 shares with an aggregate redemption value of $682,870 at June 24, 1995, may be redeemed in installments of approximately 65,000 shares on November 29, 1995, May 29, 1996, November 29, 1996, and May 29, 1997. All
outstanding Class B shares become redeemable in the event of default or change of control.

Following is a summary of the aggregate redemption amounts of the Class B shares:

                     Fiscal Year Ending            Amount
                     ------------------            ------

                         1996                    $ 341,434
                         1997                    $ 341,436

                              NOTE 8/COMMON STOCK

Treasury Stock

In March 1992, the Board of Directors authorized the Company to repurchase up to ten percent of its common stock. During fiscal 1992, the Company purchased 27,800 shares at an average price of $2.26 per share. In fiscal 1993, 85,468 shares were purchased at an average price of $2.11 per share and 30,000 shares with a value of $52,500 were acquired in a legal settlement. The Board voted to discontinue the stock repurchase program in January 1993.


1991 Stock Option Plan

In November 1991 the shareholders of the Company approved the "1991 Stock Option Plan" (the "Plan"), which replaced the 1982 Incentive Stock Option Plan and the 1987 Non-Qualified Stock Option plan. The purpose of the Plan is to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plan to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who are instrumental in achieving this growth. Options granted under the Plan may be either Incentive Stock Options or Non-Qualified Stock Options. The price per share is determined by the Stock Option Committee of the Board of Directors at the time of the grant. The options are exercisable for a period of ten years from the date of grant, subject to earlier termination as set forth in the Plan. Options are exercisable according to vesting schedules as determined by the Stock Option Committee. As of June 24, 1995, there were 1,201,677 shares of common stock reserved for options.

Following is a summary of option activity for fiscal years 1995, 1994 and 1993:

                                            Options      Options    Available
                                          Exercisable    Granted    for Grant
                                          -----------    -------    ---------

 Outstanding, June 30, 1992
   ($1.81 to $6.38 per share)..........      501,993     596,922     812,317
   Granted.............................            -     135,800    (135,800)
   Became exercisable..................       53,169           -           -
   Canceled or expired.................      (51,789)    (84,229)     84,229
                                            ---------   ---------   --------

 Outstanding, June 30, 1993
   ($1.44 to $6.38 per share)..........      503,373     648,493     760,746
   Granted.............................            -      54,800     (54,800)
   Became exercisable..................       43,812           -           -
   Canceled or expired.................       (7,250)    (39,700)     39,700
                                            ---------   ---------   --------

 Outstanding, June 30, 1994
   ($1.00 to $6.38 per share)..........      539,935     663,593     745,646
   Granted.............................            -      15,200     (15,200)
   Became exercisable..................       52,763           -           -
   Options exercised...................     (207,562)   (207,562)          -
   Canceled or expired.................      (73,374)   (112,750)    112,750
                                            ---------   ---------   --------

 Outstanding, June 24, 1995
   ($1.00 to $6.38 per share)..........      311,762     358,481     843,196
                                            =========   =========   ========

                              NOTE 9/INCOME TAXES

Effective July 1, 1993, the Company adopted SFAS 109 on a prospective basis. The impact of adopting SFAS 109 was not material to the consolidated financial statements.

Components of the provision (benefit) for income taxes from continuing operations are as follows:

                             June 24, 1995     June 30, 1994    June 30, 1993
                             -------------     -------------    -------------

  Current:
    Federal                    $  (53,219)      $  (25,168)      $  (59,207)
    State                          50,022                -                -
                               -----------      -----------      -----------
                                   (3,197)         (25,168)         (59,207)

  Deferred:
    Federal                         5,235                -                -
    State                               -                -                -
                               ----------       ----------       -----------
                                    5,235                -                -
                               ----------       ----------       -----------
  Total Provision              $    2,038       $  (25,168)      $  (59,207)
                               ==========       ==========       ===========

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                 June 24, 1995    June 30, 1994
                                                 -------------    -------------

Deferred tax assets:
  Reserve for discontinued operations            $  157,249          $  278,490
  Bad debt reserve                                   41,448              95,403
  Accrued expenses                                  102,190             176,983
  Securities valuation                                8,976              16,260
  Tax credits                                        92,696              92,696
  Net operating loss carryforward                     9,060              13,288
  State taxes                                         1,088               1,088
                                                 ----------          ----------
Total deferred tax assets                           412,707             674,208
                                                 ----------          ----------

Deferred tax liabilities:
  Depreciation and amortization                     (38,069)           (146,555)
  Prepaid expenses                                  (38,874)            (98,643)
                                                 -----------         -----------
  Total deferred tax liabilities                    (76,943)           (245,198)
                                                 -----------         -----------

Valuation allowance                                (335,764)           (346,665)
                                                 -----------         -----------

Net deferred tax asset                           $        -          $   82,345
                                                 ===========         ===========

The net deferred tax assets and liabilities at June 30, 1994, are reflected in part in the "Net liabilities of discontinued operations" on the balance sheet at June 30, 1994. In 1995, the valuation allowance was adjusted to fully reserve for the net deferred tax assets as realization is not assured.

The Company has a California net operating loss carryforward of approximately $135,000 which will begin to expire in 1997. In addition, the Company has investment tax credits of $48,401 which will begin expiring in 1999. The Company also has $44,295 of alternative minimum tax credits which may be carried forward indefinitely. No benefits for the credit carryforwards has been recognized in the financial statements.

A reconciliation between the amount computed by multiplying income from continuing operations by the statutory federal rate and the amount of reported income taxes is as follows:

                                                   June 24, 1995                June 30, 1994                 June 30, 1993
                                                   -------------                -------------                 -------------

                                                 Amount          %             Amount          %             Amount          %
                                                 ------          -             ------          -             ------          -

Taxes based on statutory rate of 35%          $   19,035      35.0          $  (30,975)     35.0          $  (44,403)     34.0
State taxes, net of federal benefit               33,015      60.7                   -         -                   -         -
Surtax benefit                                   (10,877)    (20.0)                885      (1.0)                  -         -
Items without tax benefit                         38,552      70.9                   -         -                   -         -
Valuation allowance                              (77,687)   (142.8)              4,922      (5.5)            (14,804)     11.3
                                              -----------   -------         ----------      -----         -----------     ----

Tax Provision                                 $    2,038       3.8          $  (25,168)     28.5          $  (59,207)     45.3
                                              ===========      ===          ===========     ====          ===========     ====

                           NOTE 10/LEASE COMMITMENTS

The Company leases seven office facilities for its continuing operations under operating leases which expire on various dates through October 1999. The leases generally provide that the Company pay the taxes, insurance, and maintenance expenses related to the leased property and include early termination clauses which allow cancellation with penalties. The following is a schedule by fiscal year of future minimum rental payments for these leases as of June 24, 1995:

  1996.......................................   $  202,068
  1997.......................................      169,479
  1998.......................................      125,344
  1999.......................................       97,365
  2000.......................................        6,872
                                                ----------
                                                $  601,128
                                                ==========

Rental expense for continuing operations for fiscal 1995, 1994 and 1993 under all operating leases amounted to $187,106, $141,037 and $132,657, respectively.

                              NOTE 11/CONTINGENCY

In connection with the sale of AMSERV MEDICAL PRODUCTS in 1992, the Company has guaranteed certain lease payments will be made by the purchasers. The amount of future lease payments guaranteed by the Company totalled $405,093 at June 24, 1995 and are payable through September 1998.

                     NOTE 12/ NOTE RECEIVABLE FROM OFFICER

On April 20, 1995, the Company accepted a non-recourse promissory note from the Company's Chief Executive Officer, Eugene J. Mora, in the original principal amount of $198,440, bearing interest at a rate of 10% per annum and maturing in April 2000, and $1,100 in cash for the exercise of options for 110,000 shares of the Company's common stock. The promissory note is secured by 177,562 shares of the Company's common stock owned by Mr. Mora.

                      NOTE 13/RELATED PARTY TRANSACTIONS

A director of the Company, Melvin L. Katten, is a partner in a law firm which provided certain legal services to the Company. The Company incurred legal fees with such firm of $114,208, $39,272 and $20,996 for fiscal years 1995, 1994 and 1993, respectively.

                       NOTE 14/FOURTH QUARTER ADJUSTMENT

The fiscal 1995 results of operations include an adjustment in the fourth quarter totalling approximately $138,000 that resulted from an increase in the income tax provision related to the Company's previously reported discontinued operation which should have been recorded in the second quarter of fiscal 1995.

Schedule II

                            AMSERV HEALTHCARE INC.

                Consolidated Valuation and Qualifying Accounts
        For The Years Ended June 24, 1995, and June 30, 1994, and 1993

    Column A                         Column B       Column C       Column D         Column E
    --------                         --------       --------       --------         --------

                                                    Additions
                                     Balance At     Charged To                      Balance At
                                     Beginning      Costs and                          End
    Description                       Of Year       Expenses       Deductions       Of Year
    -----------                      ----------     ---------      ----------       ---------

1995
----

Allowance for Doubtful
   Accounts......................   $ 237,687    $ (25,000) \2\    $ 109,423 \1\    $ 103,264

1994
----

Allowance for Doubtful
   Accounts......................   $ 261,337    $       -         $  23,650 \1\    $ 237,687

1993
----

Allowance for Doubtful
   Accounts...................      $ 229,782    $ 140,000         $ 108,445 \1\    $ 261,337



1 Uncollectible receivables written off, net of recoveries
2 Reduction of reserve balance

                                 EXHIBIT INDEX

                                                                            Page
2.1     Asset Purchase Agreement dated March 22, 1991, by and
        between Always Care of New Jersey, Inc., and AMSERV
        NURSES OF NEW JERSEY, INC. incorporated herein by
        reference from the Company's Form 8-K dated March 22,
        1991.                                                               -

2.2     Asset Purchase Agreement dated March 31, 1992, by and
        between MERX, Inc., AMSERV, Inc.,and AMSERV
        MEDICAL PRODUCTS, INC. incorporated herein by
        reference from the Company's Form 8-K dated March 31,
        1992.                                                               -

2.3     Asset Purchase Agreement dated July 21, 1992, by and
        between John Parker and AMSERV NURSES OF
        WASHINGTON, INC. incorporated herein by reference from
        the Company's Form 8-K dated July 21, 1992.                         -

2.4     Asset Purchase Agreement dated June 10, 1994, by and
        between North Central Personnel, Inc. and AMSERV
        HEALTHCARE OF OHIO INC. incorporated herein by
        reference from the Company's Form 8-K dated June 10, 1994.          -

2.5     Amendment No. 2 to Asset Purchase Agreement dated April 7,
        1995, by and between North Central Personnel, Inc., Diane
        Gurik and AMSERV HEALTHCARE OF OHIO
        INC. incorporated herein by reference from the Company's
        Form 10-Q dated May 10, 1995.                                       -

3.1     Certificate of Incorporation of the Company, as amended.            E-5

3.2     By-laws of the Company, as amended.                                 E-12

4.1     Form of Common Stock Certificate incorporated herein by
        reference from the Company's Registration Statement on Form
        10, Exhibit 3, filed October 3, 1977.                               -

4.2     Certificate of Designation of Class A Preferred Stock,              -
        incorporated herein by reference from the Company's Form
        10-Q dated May 10, 1995.                                            -

4.3     Certificate of Designation of Class B Preferred Stock,
        incorporated herein by reference from the Company's Form
        8-K dated July 6, 1995.                                             -

4.4     Exchange Agreement dated July 6, 1995, between the
        Company and North Central Personnel, Inc. incorporated
        herein by reference from the Company's Form 8-K dated July
        6, 1995.                                                            -

10.1    Company's 1982 Stock Option Plan incorporated herein by
        reference from the Company's Registration Statement on Form
        S-8 dated August 12, 1988.                                          -

10.2    Employment Agreement dated February 27, 1987, and
        amended August 8, 1989, by and between AMSERV
        HEALTHCARE INC. and Eugene J. Mora, President.                      E-23

10.3    Non-Competition Agreement dated March 22, 1991, by and
        between Kenneth Freeman and AMSERV NURSES OF NEW
        JERSEY, INC. incorporated herein by reference from the
        Company's Form 8-K dated March 22, 1991.                            -

10.4    Consulting Agreement dated August 23, 1990, and amended
        August 15, 1991, by and between AMSERV HEALTHCARE
        INC. and Eugene J. Mora, President.                                 E-33

10.5    Non-Competition Agreement dated March 31, 1992, by and
        between MERX, Inc., AMSERV, Inc. and AMSERV
        MEDICAL PRODUCTS, INC. incorporated herein by
        reference from the Company's Form 8-K dated March 31,
        1992.                                                               -

10.6    Company's 1991 Stock Option Plan incorporated herein by
        reference from the Company's Registration Statement on Form
        S-8 dated April 16, 1992, as amended.                               -

10.7    Non-Competition Agreement dated July 21, 1992, by and
        between John Parker and AMSERV NURSES OF
        WASHINGTON, INC. incorporated herein by reference from
        the Company's Form 8-K dated July 21, 1992.                         -

10.8    Non-Competition Agreement dated June 10, 1994, by and
        between Diane Gurik and AMSERV HEALTHCARE OF
        OHIO INC. incorporated herein by reference from the
        Company's Form 8-K dated June 10, 1994.                             -

10.9    Promissory note dated June 10, 1994, by and between North
        Central Personnel, Inc. and AMSERV HEALTHCARE OF
        OHIO INC. incorporated herein by reference from the
        Company's Form 8-K/A dated August 22, 1994.                         -

10.10   Employment Agreement dated March 21, 1995, by and
        between AMSERV HEALTHCARE INC. and Leslie Hodge,
        Vice President - Administration and Secretary.                      E-36

10.11   Employment Agreement dated March 21, 1995, by and
        between AMSERV HEALTHCARE INC. and Lori Anderson,
        Controller and Treasurer.                                           E-45

10.12   Promissory note dated April 20, 1995, by and between Eugene
        J. Mora and AMSERV HEALTHCARE INC. incorporated
        herein by reference from Amendment No. 8 to Mr. Mora's
        Schedule 13D, dated April 7, 1995.                                  -

10.13   Stock Pledge Agreement dated April 20, 1995, by and
        between Eugene J. Mora and AMSERV HEALTHCARE
        INC., incorporated herein by reference from Amendment No.
        8 to Mr. Mora's Schedule 13D dated April 7, 1995.                   -

10.14   Voting Agreement and Proxy dated April 7, 1995, by and
        between North Central Personnel, Inc. and
        AMSERV HEALTHCARE INC., incorporated herein by
        reference from Amendment No. 8 to Eugene J. Mora's
        Schedule 13D dated April 7, 1995.                                   -


10.15   Recission Agreement dated May 12, 1995, by and between
        North Central Personnel, Inc. and AMSERV
        HEALTHCARE INC., incorporated herein by reference from
        Amendment No. 8 to Eugene J. Mora's Schedule 13D dated
        April 7, 1995.                                                      -


10.16   Stock Purchase Agreement dated April 7, 1995, by and
        between AMSERV HEALTHCARE INC. and North Central
        Personnel, Inc. incorporated herein by reference from the
        Company's Form 10-Q dated May 10, 1995.                             -

10.17   Standstill Agreement dated May 12, 1995, by and among
        Stockbridge Investment Partners, Inc., and AMSERV
        HEALTHCARE INC., and each of their affiliates, associates, groups, directors, officers, representatives or agents,
        incorporated herein by reference from Amendment No. 4 to
        Stockbridge Investment Partners, Inc.'s Schedule 13D dated
        May 15, 1995.                                                       -

10.18   Stipulation and Order of Settlement, Release of Claims and
        Final Judgment dated May 12, 1995, by and between
        Stockbridge Investment Partners, Inc., and AMSERV
        HEALTHCARE INC. and its directors.                                  E-54

10.19   Renewed Standstill Agreement dated June 9, 1995, by and
        among Stockbridge Investment Partners, Inc., and AMSERV
        HEALTHCARE INC., and each of their affiliates, associates, groups, directors, officers, representatives or agents,
        incorporated herein by reference from Amendment No. 5 to
        Stockbridge Investment Partners, Inc.'s Schedule 13D dated
        June 13, 1995.                                                      -

16.1    Letter dated March 27, 1995, from Deloitte & Touche LLP
        regarding change in Company's principal accountant,
        incorporated herein by reference from the Company's Form
        8-K dated March 21, 1995.                                           -

16.2    Letter dated April 25, 1995, from Deloitte & Touche LLP
        amending previous letter regarding change in Company's
        principal accountant, incorporated herein by reference from
        the Company's Form 8-K/A dated April 26, 1995.                      -

21.1    Subsidiaries of AMSERV HEALTHCARE INC.                              E-58

23.1    Consent of Ernst & Young LLP                                        E-59

23.2    Consent of Deloitte & Touche LLP                                    E-60

24.1    Power of Attorney (included on signature page hereto).              -

27.1    Financial Data Schedule                                             E-61