Form 10-K/A
period 1995-06-24
AMSERV HEALTHCARE INC
filed 1995-10-13
CIK 78302

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _______________________

                                  FORM 10-K/A

                                AMENDMENT NO. 1


     (Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 24, 1995, or


     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission File Number:  0-08547


                             AMSERV HEALTHCARE INC.

             (Exact name of registrant as specified in its charter)


          DELAWARE                                 94-1627467
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 identification No.)


          3252 Holiday Court  Suite #204  La Jolla, California  92037
                    (Address of principal executive offices)


                                 (619) 597-1000
              (Registrant's telephone number, including area code)

                      FOR FISCAL YEAR ENDED JUNE 24, 1995
                           FORM 10-K/A ANNUAL REPORT
                                 INDEX


   PART III                                                                    Page
-----------                                                                    ----

  Item 10.      Directors and Executive Officers of the Registrant                3

  Item 11.      Executive Compensation                                            4

  Item 12.      Security Ownership of Certain Beneficial Owners and Management    6

  Item 13.      Certain Relationships and Related Transactions                    8

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information regarding the Company's current directors.

                                                              Served as
                                                               Director
Name                      Age   Position with the Company       Since
-------------------       ---   -------------------------     ----------
Eugene J. Mora             60   Chairman of the Board,           1986
                                Chief Executive Officer,
                                President, and Director

Melvin L. Katten           59   Director                         1985

Michael A. Robinton        52   Director                         1981

George A. Rogers           48   Director                         1987

Ben L. Spinelli            61   Director                         1995

Eugene J. Mora.  Mr. Mora has been Chairman of the Board, Chief Executive
--------------
Officer and President of the Company since joining the Company on March 2, 1987. He is also Chief Executive Officer of the Company's subsidiaries. Mr. Mora serves as a director of Washington Scientific Industries, Inc., a publicly-held company. From July 1974 through February 1987, he was President of Kidde Business Services, Inc. Mr. Mora has been a director of the Company since October 1986. Mr. Mora's employment contract with the Company provides that, throughout the term of his employment, the Company will nominate him as a director and that it will use its best efforts to have him elected as a director.

Melvin L. Katten.  Mr. Katten, an attorney, has been a Senior Partner in the
----------------
Chicago law firm of Katten Muchin & Zavis since 1974. He has been a director of the Company since 1985 and is a member of the Audit and Compensation Committees of the Board. Mr. Katten also serves as a director of Washington Scientific Industries, Inc., a publicly-held company.

Michael A. Robinton.  Mr. Robinton has been President of Petals, Inc. of Palo
-------------------
Alto, California, a closely-held manufacturing company specializing in children's apparel, since 1990. From 1979 to 1989, he was Vice President, Engineering, and a director of Robinton Products, Inc., a closely-held electronics company located in Sunnyvale, California. He has been a director of the Company since 1981 and is a member of the Audit, Compensation, Stock Option and Special Committees.

George A. Rogers.  Mr. Rogers has been President and Chief Executive Officer of
----------------
PrideStaff, Inc. (formerly known as American Temporary Services, Inc.), a temporary services company located in Fresno, California, since 1978. He has been a director of the Company since 1987 and is a member of the Audit, Compensation, Stock Option and Special Committees.

Ben L. Spinelli.  Mr. Spinelli has been President of BLS Consulting in West
---------------
Orange, New Jersey, which provides marketing and business services to banks, since 1992. From 1975 to 1991, he was employed by First Fidelity Bank of Newark, New Jersey, where he served as Executive Vice President prior to retirement. Mr. Spinelli has been a director of the Company since January 1995 and is a member of the Audit, Compensation, Stock Option and Special Committees.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (SEC) and each exchange on which the Company's securities are registered. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

  Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Form 5 was required for those persons, the Company believes that, during the year ended June 24, 1995, its officers, directors, and greater than ten-percent stockholders complied with all applicable Section 16 filing requirements

ITEM 11.  EXECUTIVE COMPENSATION

  The following table provides information with respect to all compensation paid by the Company during the year ended June 24, 1995, to the Chief Executive Officer, who was the only executive officer who had compensation (combined salary and bonus) in excess of $100,000 (the "Named Officer").

                           Summary Compensation Table

                                                                      Long-Term Compensation
                                                               -----------------------------------
                                        Annual Compensation                     Awards
                                        -------------------    -----------------------------------    All Other
Name and Principal Position      Year   Salary ($)  Bonus($)    Securities Underlying Options (#)   Compensation ($)
--------------------------------------------------------------------------------------------------------------------
Eugene J. Mora                   1995    298,000         -                   -                              1,710/1/
  Chairman, President and        1994    298,000         -                   -                              2,325/1/
  Chief Executive Officer        1993    298,000         -              12,500                              3,342/1/

/1/  Corporate contributions to 401(k) Plan.

  The following table provides information regarding the Named Officer's unexercised options at June 24, 1995. No stock options or stock appreciation rights were granted to the Named Officer during fiscal 1995.

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                           Number of Securities    Value of Unexercised
                                                          Underlying Unexercised   In-the-Money Options
                                                          Options at FY-End (#)        at FY-End ($)
                    Shares Acquired                            Exercisable/            Exercisable/
Name                on Exercise (#)    Value Realized ($)     Unexercisable           Unexercisable
--------------------------------------------------------------------------------------------------------
Eugene J. Mora            177,562            $139,063                  175,500               $158,728
                                                                             0               $      0

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive $400 for each meeting of the Board which they attend in person. In addition, each director who is not an employee of the Company is paid an annual retainer of $700 and receives an annual grant of options to purchase 1,500 shares of common stock.


EMPLOYMENT AGREEMENTS

     Pursuant to an Employment Agreement between Eugene J. Mora and the Company, which continues until terminated upon thirty days written notice, if Mr. Mora is terminated without cause, the Company shall pay to Mr. Mora the compensation he earned in the final year of his employment in each of the immediately following five years and shall transfer to Mr. Mora any individual life insurance policies owned by the Company. The Employment Agreement includes covenants which restrict Mr. Mora from certain business activities following termination of employment, for a period of one year.

     Pursuant to a Consulting Agreement between Eugene J. Mora and the Company, Mr. Mora will be retained as a consultant to the Company for the two years immediately following his retirement for which he will receive $129,200 per year in compensation. Pursuant to a resolution approved by the Board of Directors, Mr. Mora's health insurance coverage will be maintained by the Company following his retirement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended June 24, 1995, the Compensation Committee of the Company's Board of Directors was comprised if Messrs. Katten, Robinton, Rogers and Spinelli (commencing upon his designation to the Board in January
1995). John Wimmer was a director of the Company and a member of the Compensation Committee until his death in February 1995. Mr. Katten, through his position as a partner in the Chicago law firm of Katten Muchin & Zavis, had an interest in the fees paid by the Company to such law firm during fiscal 1995. See "Item 13. Certain Relationships and Related Transactions".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 12, 1995, certain information with respect to the beneficial ownership of the Company's voting securities by
(i) each person known by the Company to own beneficially more than 5% of the outstanding shares of any class of the Company's voting securities, (ii) each Company director, (iii) the Named Officer (as defined above), and (iv) all the executive officers and directors of the Company as a group.


Name and Address of                               Amount and Nature of
Beneficial Owner                                Beneficial Ownership/1//2/   Percent of Class
---------------------------------------------   --------------------------   ----------------

     Eugene J. Mora                                            544,527                  16.3
     3252 Holiday Court, Suite 204
     La Jolla, California  92037

     Stockbridge Investment Partners, Inc.                     270,554/3/                8.5
     2 South Street, Suite 360
     Pittsfield, Massachusetts 01201

     John Parker                                               232,000                   7.3
     P.O. Box 9582
     San Diego, CA  92169

     Melvin L. Katten                                          142,397                   4.5
     525 West Monroe Street, Suite 1600
     Chicago, Illinois  60661

     Michael A. Robinton                                       121,138/4/                3.8
     969 Commercial Street
     Palo Alto, California 94303

     George A. Rogers                                           10,364                   0.3
     6780 N. West Avenue, Suite 103
     Fresno, California 93711


     Name and Address of                        Amount and Nature of
     Beneficial Owner                           Beneficial Ownership/1//2/   Percent of Class
---------------------------------------------   --------------------------   ----------------
     Ben L. Spinelli                                               -                  -
     2-E Buckingham Road
     West Orange, New Jersey 07052

     North Central Personnel, Inc.                           260,141/5/           100.0
     713 South Main Street
     Mansfield, Ohio  44907

     All Directors and Executive                             832,176               24.8
      Officers As a Group (7 persons)

_______________________

     /1/ Unless otherwise indicated below, the persons in the preceding table have sole voting and investment control with respect to all shares shown as beneficially owned by them, and all shares listed are common stock.

     /2/ Includes the following shares of common stock which may be acquired within 60 days of October 12, 1995, through the exercise of nonqualified stock options ("Option Shares"): Eugene J. Mora -- 175,500 Option Shares; Stockbridge Investment Partners, Inc. -- 37,055 Option Shares; John Parker -- 30,000 Option Shares; Melvin L. Katten -- 10,365 Option Shares; Michael A. Robinton -- 10,365 Option Shares; George A. Rogers -- 8,711 Option Shares; and all directors and executive officers as a group -- 209,941 Option Shares.

     /3/ Includes 3,000 shares of common stock held by Lenox Healthcare, Inc.;
         24,800 shares (including the 3,000 Lenox shares) of common stock held individually by Thomas M. Clarke; and 5,000 shares of common stock held individually by Lawrence B. Cummings, which were reported on Amendment No. 7 to a joint Schedule 13D dated October 2, 1995. According to the
         Schedule 13D, Stockbridge Investment Partners, Inc. has shared voting and dispositive power over 203,699 shares, Lenox Healthcare Inc. has shared voting and dispositive power over 3,000 shares, Mr. Clarke has sole voting and dispositive power over 24,800 shares and shared voting and dispositive power over 203,699 shares, and Mr. Cummings has sole voting and dispositive power over 5,000 shares and shared voting and dispositive power over 203,699 shares.

     /4/ Does not include 4,410 shares of common stock held by Mr. Robinton as custodian for a minor child, as to which shares he disclaims beneficial ownership.

     /5/ Shares of the Company's Class B Preferred Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Melvin L. Katten, a director of the Company, is a partner in the Chicago law firm of Katten Muchin & Zavis to which the Company incurred fees of $114,208 for certain legal services during the fiscal year ended June 24, 1995.

     On July 21, 1992, the Company acquired the assets of MED-PRO, Inc.
Pursuant to the terms of the acquisition, an interest-bearing loan of $100,000 was made to the seller, John Parker, the owner of 7.3% of the outstanding shares of common stock. Mr. Parker entered into a two-year Consulting Agreement with the Company as of June 1, 1994 which provided that the loan be canceled immediately in exchange for consulting services over the succeeding two-year period.

     On June 10, 1994, the Company, through its wholly-owned subsidiary AMSERV HEALTHCARE OF OHIO INC., acquired substantially all of the assets and property of North Central for an initial purchase price of $1,553,835. The Company paid $553,835 of the purchase price in cash, and the balance of $1,000,000 was financed by a promissory note payable to North Central. Pursuant to a stock purchase agreement between the Company and North Central dated April 7, 1995 (the "Stock Purchase Agreement"), the remaining balance on such promissory note ($833,334) and related accrued interest were exchanged for 426,794 shares of Class A Redeemable Preferred Stock, par value $.01 per share ("Class A Preferred"), of the Company. Subsequently, 85,359 shares were redeemed in accordance with the terms of the Class A Preferred, and the remaining 341,435 shares were exchanged for 260,141 shares of Class B Preferred Stock, par value $.01 per share, of the Company, making North Central the owner of 100% of the Company's outstanding preferred stock. Pursuant to the Stock Purchase Agreement, the final purchase price for the assets of North Central (which is contingent on an earnout and will be equal to the operating income of North Central for the three year period ending June 9, 1997) may not be less than $1,600,000 nor more than $2,000,000.

     On April 20, 1995, the Company accepted a promissory note from Eugene J. Mora, Chairman, Chief Executive Officer and President, in the amount of $198,440 in partial payment for 177,562 shares of the Company's common stock acquired upon the exercise of stock options held by Mr. Mora. The promissory note is secured by the 177,562 shares of common stock owned by Mr. Mora, bears interest at the rate of 10% per annum and matures in April 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AMSERV HEALTHCARE INC.


                                         By: /s/ Leslie Hodge
                                             -----------------------------
                                              Leslie Hodge
                                              Vice President and Secretary


Dated:  October 12, 1995.