Form 10-Q
period 1995-09-23
AMSERV HEALTHCARE INC
filed 1995-11-07
CIK 78302

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             SEPTEMBER 23, 1995
                                ------------------------------------------------

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

                                   Commission file number        0-08547
                                                          ----------------------

                            AMSERV HEALTHCARE INC.
--------------------------------------------------------------------------------
              (Exact name of Issuer as specified in its charter)

             DELAWARE                                     94-1627467
--------------------------------          --------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

    3252 Holiday Court, #204,
    La Jolla, CA                                          92037
--------------------------------          --------------------------------------
(Address of principal executive offices)                (Zip code)

     (Issuer's telephone number,
            including area code)                       (619) 597-1000
                                          --------------------------------------

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No _____
    -----

     As of November 2, 1995, there were outstanding 3,163,203 shares of the Issuer's common stock, par value $.01 per share.

     Transitional Small Business Disclosure Format (check one):

Yes _____    No   X
                -----

                            AMSERV HEALTHCARE INC.

                                   I N D E X
                            _____________________


                                                                            Page

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          A.   CONDENSED CONSOLIDATED BALANCE SHEETS,
               SEPTEMBER 23, 1995 AND JUNE 24, 1995                         3

          B.   CONDENSED CONSOLIDATED STATEMENTS OF
               OPERATIONS FOR THE THREE MONTH PERIODS
               ENDED SEPTEMBER 23, 1995 AND SEPTEMBER 30, 1994              4

          C.   CONDENSED CONSOLIDATED STATEMENTS OF
               CASH FLOWS FOR THE THREE MONTH PERIODS
               ENDED SEPTEMBER 23, 1995 AND SEPTEMBER 30, 1994              5

          D.   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
               STATEMENTS                                                   6 - 7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION                                                         8

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  9

          SIGNATURES                                                        10

          EXHIBIT INDEX                                                     E-1

                        PART I - FINANCIAL INFORMATION

                            AMSERV HEALTHCARE INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                       September 23,     June 24,
                                                                           1995            1995
                                                                         ---------      ---------
                            ASSETS                                       (unaudited)

Current Assets
 Cash and cash equivalents...........................................    $ 1,794,211   $ 1,226,448
 Short-term investments, net.........................................        646,588     1,392,021
 Accounts receivable, net of allowance for
  doubtful accounts of $103,264......................................      1,156,908       973,731
 Other current assets................................................        256,926       187,463
                                                                         -----------   -----------
     Total current assets............................................      3,854,633     3,779,663

Equipment, furniture and fixtures net of
 accumulated depreciation of $221,050 and $196,069, respectively.....        412,375       387,821

Intangible assets, net...............................................      2,137,036     2,203,113

Other assets.........................................................        307,709       313,888
                                                                         -----------   -----------
                                                                         $ 6,711,753   $ 6,684,485
                                                                         ===========   ===========
   LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts payable....................................................    $    70,873   $   105,663
 Accrued payroll and related taxes...................................        653,712       561,143
 Net liabilities of discontinued operations (Note 4).................        281,334       391,770
 Other current liabilities...........................................        208,000       254,778
                                                                         -----------   -----------
     Total current liabilities.......................................      1,213,919     1,313,354
                                                                         -----------   -----------
Long-Term Liabilities
 Other long-term liabilities.........................................         31,708        30,859
                                                                         -----------   -----------
     Total long-term liabilities.....................................         31,708        30,859
                                                                         -----------   -----------

Redeemable Preferred Stock
 Redeemable preferred stock, $.01 par value;
    authorized 3,000,000 shares:
     Class A; issued and outstanding 341,435 shares (Note 5).........              -         3,414
     Class B; issued and outstanding 260,141 shares (Note 5).........          2,601             -
 Additional paid-in capital (Note 5).................................        680,269       679,456
                                                                         -----------   -----------
     Total redeemable preferred stock................................        682,870       682,870

Common Shareholders' Equity
 Common stock, $.01 par value; authorized 15,000,000 shares;
  3,306,471 shares and 3,295,356 shares
  outstanding, respectively..........................................         33,067        32,953
 Treasury stock, at cost, 143,268 shares.............................       (296,053)     (296,053)
 Additional paid-in capital..........................................      6,806,601     6,787,963
 Note receivable from officer........................................       (198,440)     (198,440)
 Unrealized loss on short-term investments...........................         (2,340)      (14,564)
 Accumulated deficit.................................................     (1,559,579)   (1,654,457)
                                                                         -----------   -----------

     Total common shareholders' equity...............................      4,783,256     4,657,402
                                                                         -----------   -----------

                                                                         $ 6,711,753   $ 6,684,485
                                                                         ===========   ===========

See accompanying notes to consolidated financial statements.

                            AMSERV HEALTHCARE INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three months ended  Three months ended
                                                    September 23,        September 30,
                                                       1995                 1994
                                                    -----------          -----------

Operating Revenues................................  $   2,893,058        $  2,636,920
                                                    -------------        ------------

Operating Expenses
 Selling, general and administrative..............      2,700,032           2,433,291
 Depreciation and amortization....................         91,059             110,230
                                                    -------------        ------------

   Total Operating Expenses.......................      2,791,091           2,543,521
                                                    -------------        ------------

Operating Income from Continuing Operations.......        101,967              93,399

Interest Expense..................................              -             (18,476)
Interest Income...................................         52,911              13,490
                                                    -------------        ------------

Income from Continuing Operations
 Before Provision for Income Taxes................        154,878              88,413

Income Tax Provision..............................         60,000              25,000
                                                    -------------        ------------

Net Income from Continuing Operations.............  $      94,878        $     63,413
                                                    =============        ============

Net Income Per Common Share
 from Continuing Operations.......................  $        0.03        $       0.02
                                                    =============        ============

Shares Used in Computing Per Share Amounts........      3,268,642           2,945,664
                                                       ==========          ==========

See accompanying notes to consolidated financial statements.

                             AMSERV HEALTHCARE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three months ended
                                                        --------------------------------------
                                                          September 23,           September 30,
                                                               1995                   1994
                                                        --------------          --------------
OPERATING ACTIVITIES:
Net income............................................ $       94,878         $        63,413
Noncash items included in net income:
 Depreciation and amortization........................         91,059                 110,230
Changes in assets and liabilities:
 Accounts receivable..................................       (183,177)                (37,004)
 Income taxes.........................................         27,333                  26,639
 Other assets.........................................        (63,284)                (41,349)
 Accounts payable.....................................        (34,790)                (52,979)
 Other liabilities....................................         19,306                 (41,237)
                                                           ----------                --------
Net cash provided by (used in) operating activities...        (48,675)                 27,713

INVESTING ACTIVITIES:
 Payment of costs related to discontinued operations..       (110,436)                (77,941)
 Proceeds from sale of short-term investments.........        757,657                 100,325
 Purchase of equipment, furniture and fixtures........        (49,535)                (14,563)
 Cash received on notes receivable....................              -                  16,956
                                                           ----------                --------
Net cash provided by investing activities.............        597,686                  24,777

FINANCING ACTIVITIES:
 Repayment on note payable............................              -                 (43,767)
 Exercise of employee stock options...................         18,752                       -
                                                           ----------                --------
Net cash provided by (used in) financing activities...         18,752                 (43,767)
                                                           ----------                --------

Net increase in cash and cash equivalents.............        567,763                   8,723

Cash and cash equivalents at beginning of year........      1,226,448                 643,987
                                                           ----------                --------
Cash and cash equivalents at end of year.............. $    1,794,211         $       652,710
                                                           ==========                ========

NONCASH FINANCING AND INVESTING ACTIVITIES:
Income tax paid.......................................         30,115                       -
Interest paid.........................................              -                     976

See accompanying notes to consolidated financial statements.

                            AMSERV HEALTHCARE INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  ADJUSTMENTS

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the Company's financial position as of September 23, 1995, and the results of operations and cash flows for the three month periods ended September 23, 1995 and September 30, 1994. Information included in the condensed consolidated balance sheet as of June 24, 1995 has been derived from the Company's Form 10-K for the year ended June 24, 1995 ("1995 Form 10-K"). The unaudited condensed financial statements contained herein should be read in conjunction with the consolidated financial statements and notes contained in the Company's 1995 Form 10-K.

2.  FISCAL YEAR

During fiscal 1995 the Company commenced utilizing a 52/53-week fiscal year ending on the last Saturday in June. Monthly periods are accounted for in a four-week, four-week, five-week sequence, with each quarter consisting of 13 weeks. All references to years relate to fiscal years rather than calendar years.

3.  EARNINGS PER SHARE

Earnings per share for the three month periods ended September 23, 1995 and September 30, 1994 are based on the weighted average number of common and common stock equivalent shares outstanding. Certain stock options were not included in the computation of earnings per share because their effect would be antidilutive. Earnings per share assuming full dilution are the same as primary earnings per share.

4.  DISCONTINUED OPERATIONS

On November 9, 1994, the Company sold substantially all of the fixed and intangible assets of its temporary nursing services business for $814,000 in cash. The related net liabilities for this discontinued operation are included in the balance sheet under the caption "Net liabilities of discontinued operations". The balance remaining unpaid at September 23, 1995, relates to various state and local tax and payroll issues that have not been finalized.

5.  REDEEMABLE PREFERRED STOCK

On April 7, 1995, the Company issued 426,794 shares of its voting Class A Redeemable Preferred Stock, which had a redemption value of $2.00 per share, in exchange for the Company's promissory note payable to North Central Personnel, Inc. and related accrued interest which totalled $853,588 on the date of the exchange. The preferred shares pay no dividends and may be redeemed at the option of the holder, in specified installments for cash. On May 29, 1995, 85,359 shares were redeemed for $170,718. Subsequently, on July 6, 1995, the remaining 341,435 Class A Redeemable Preferred Shares were exchanged for 260,141 Class B Redeemable Preferred Shares, with a redemption price of $2.625 per share. These remaining 260,141 shares, with an aggregate redemption value of $682,870 at September 23, 1995 and June 24, 1995, may be redeemed in installments of approximately 65,000 shares on November 29, 1995, May 29, 1996, November 29, 1996 and May 29, 1997. All outstanding Class B shares become redeemable in the event of default or change of control.

                             AMSERV HEALTHCARE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased $178,000, from $2,619,000 to $2,441,000 during the first three months of fiscal 1996. This decrease is the result of an increase in accounts receivable and payments made during the period for corporate income taxes and liabilities associated with the Company's discontinued operations. The Company's balance sheet maintains a current ratio of 3.2 to 1 at September 23, 1995. Management believes that its working capital position will enable the Company to continue its expansion in home care and other health care services and meet its anticipated cash requirements.

OPERATING RESULTS

Operating revenues for the three month period ended September 23, 1995 increased $256,000 or 10% over the same period a year ago. Higher operating revenues are the result of an overall increase in the demand for home care services.

Selling, general and administrative expenses for the three months ended September 23, 1995 increased $267,000 or 11% compared to the same period of the prior fiscal year. This increase is primarily the result of the direct variable costs associated with the increase in operating revenues and the fixed costs incurred in connection with the start-up office in Union City, New Jersey, which began operations in October 1994.

Depreciation and amortization decreased $19,000 or 17%, from $110,000 to $91,000 during the three month period ended September 23, 1995 over the same period of fiscal 1995. This overall decrease is the result of a reduction of amortization expense in connection with the intangible assets acquired in the purchase of the New Jersey subsidiary, part of which became fully amortized, offset by an increase in depreciation expense due to the purchase of equipment, furniture and fixtures.

Interest income increased to $53,000 during the three month period ended September 23, 1995 compared to $13,000 during the same period of a year ago. This increase of $40,000 is due to one-time interest and dividends received during the period related to the sale of various short-term investments.

Net income increased 50% from $63,000 in the first quarter of fiscal 1995 to $95,000 for the first quarter of fiscal 1996.

                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended September 23, 1995.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AMSERV HEALTHCARE INC.
----------------------
Issuer


/s/Eugene J. Mora
-----------------
Eugene J. Mora                               November 2, 1995
Chairman and President



/s/Lori Anderson
----------------
Lori Anderson                                November 2, 1995
Treasurer

                                 EXHIBIT INDEX

                                                                       Page
2.1     Asset Purchase Agreement dated March 22, 1991, by and
        between Always Care of New Jersey, Inc., and AMSERV
        NURSES OF NEW JERSEY, INC. incorporated herein by
        reference from the Company's Form 8-K dated March 22,
        1991.                                                             -

2.2     Asset Purchase Agreement dated March 31, 1992, by and
        between MERX, Inc., AMSERV, Inc.,and AMSERV MEDICAL
        PRODUCTS, INC. incorporated herein by reference from
        the Company's Form 8-K dated March 31, 1992.                      -

2.3     Asset Purchase Agreement dated July 21, 1992, by and
        between John Parker and AMSERV NURSES OF WASHINGTON,
        INC. incorporated herein by reference from the
        Company's Form 8-K dated July 21, 1992.                           -

2.4     Asset Purchase Agreement dated June 10, 1994, by
        and between North Central Personnel, Inc. and AMSERV
        HEALTHCARE OF OHIO INC. incorporated herein by
        reference from the Company's Form 8-K dated June 10, 1994.        -

2.5     Amendment No. 2 to Asset Purchase Agreement dated April 7,
        1995, by and between North Central Personnel, Inc., Diane
        Gurik and AMSERV HEALTHCARE OF OHIO INC. incorporated
        herein by reference from the Company's Form 10-Q dated
        May 10, 1995.                                                     -

3.1     Certificate of Incorporation of the Company, as amended,
        incorporated herein by reference from the Company's Form
        10-K dated October 2, 1995.                                       -

3.2     By-laws of the Company, as amended, incorporated herein
        by reference from the Company's Form 10-K dated October 2,
        1995.                                                             -

4.1     Form of Common Stock Certificate incorporated herein by
        reference from the Company's Registration Statement on Form
        10, Exhibit 3, filed October 3, 1977.                             -

4.2     Certificate of Designation of Class A Preferred Stock,
        incorporated herein by reference from the Company's Form
        10-Q dated May 10, 1995.                                          -

4.3     Certificate of Designation of Class B Preferred Stock,
        incorporated herein by reference from the Company's Form
        8-K dated July 6, 1995.                                           -

4.4     Exchange Agreement dated July 6, 1995, between the
        Company and North Central Personnel, Inc. incorporated
        herein by reference from the Company's Form 8-K dated July
        6, 1995.                                                          -

10.1    Company's 1982 Stock Option Plan incorporated herein by
        reference from the Company's Registration Statement on Form
        S-8 dated August 12, 1988.                                        -

10.2    Employment Agreement dated February 27, 1987, and amended
        August 8, 1989, by and between AMSERV HEALTHCARE INC. and
        Eugene J. Mora, President, incorporated herein by
        reference from the Company's Form 10-K dated October 2,
        1995.                                                             -

10.3    Non-Competition Agreement dated March 22, 1991, by and
        between Kenneth Freeman and AMSERV NURSES OF NEW JERSEY,
        INC. incorporated herein by reference from the Company's
        Form 8-K dated March 22, 1991.                                    -

10.4    Consulting Agreement dated August 23, 1990, and amended
        August 15, 1991, by and between AMSERV HEALTHCARE INC.
        and Eugene J. Mora, President, incorporated herein by
        reference from the Company's Form 10-K dated October 2,
        1995.                                                             -

10.5    Non-Competition Agreement dated March 31, 1992, by and
        between MERX, Inc., AMSERV, Inc. and AMSERV MEDICAL
        PRODUCTS, INC. incorporated herein by reference from
        the Company's Form 8-K dated March 31, 1992.                      -

10.6    Company's 1991 Stock Option Plan incorporated herein by
        reference from the Company's Registration Statement on Form
        S-8 dated April 16, 1992, as amended.                             -

10.7    Non-Competition Agreement dated July 21, 1992, by and
        between John Parker and AMSERV NURSES OF WASHINGTON, INC.
        incorporated herein by reference from the Company's Form
        8-K dated July 21, 1992.                                          -

10.8    Non-Competition Agreement dated June 10, 1994, by and
        between Diane Gurik and AMSERV HEALTHCARE OF OHIO INC.
        incorporated herein by reference from the Company's
        Form 8-K dated June 10, 1994.                                     -

10.9    Promissory note dated June 10, 1994, by and between
        North Central Personnel, Inc. and AMSERV HEALTHCARE
        OF OHIO INC. incorporated herein by reference from
        the Company's Form 8-K/A dated August 22, 1994.                   -

10.10   Employment Agreement dated March 21, 1995, by and
        between AMSERV HEALTHCARE INC. and Leslie Hodge,
        Vice President - Administration and Secretary,
        incorporated herein by reference from the
        Company's Form 10-K dated October 2, 1995.                        -

10.11   Employment Agreement dated March 21, 1995, by and
        between AMSERV HEALTHCARE INC. and Lori Anderson,
        Controller and Treasurer, incorporated herein by
        reference from the Company's Form 10-K dated
        October 2, 1995.                                                  -

10.12   Promissory note dated April 20, 1995, by and
        between Eugene J. Mora and AMSERV HEALTHCARE INC.
        incorporated herein by reference from Amendment
        No. 8 to Mr. Mora's Schedule 13D, dated April 7,
        1995.                                                             -

10.13   Stock Pledge Agreement dated April 20, 1995, by and
        between Eugene J. Mora and AMSERV HEALTHCARE INC.,
        incorporated herein by reference from Amendment No.
        8 to Mr. Mora's Schedule 13D dated April 7, 1995.                 -

10.14   Voting Agreement and Proxy dated April 7, 1995, by
        and between North Central Personnel, Inc. and
        AMSERV HEALTHCARE INC., incorporated herein by
        reference from Amendment No. 8 to Eugene J. Mora's
        Schedule 13D dated April 7, 1995.                                 -

10.15   Rescission Agreement dated May 12, 1995, by and
        between North Central Personnel, Inc. and AMSERV
        HEALTHCARE INC., incorporated herein by reference
        from Amendment No. 8 to Eugene J. Mora's Schedule
        13D dated April 7, 1995.                                          -

10.16   Stock Purchase Agreement dated April 7, 1995, by and
        between AMSERV HEALTHCARE INC. and North Central
        Personnel, Inc. incorporated herein by reference from
        the Company's Form 10-Q dated May 10, 1995.                       -

10.17   Standstill Agreement dated May 12, 1995, by and among
        Stockbridge Investment Partners, Inc., and AMSERV
        HEALTHCARE INC., and each of their affiliates,
        associates, groups, directors, officers,
        representatives or agents, incorporated herein by
        reference from Amendment No. 4 to Stockbridge
        Investment Partners, Inc.'s Schedule 13D dated
        May 15, 1995.                                                     -

10.18   Stipulation and Order of Settlement, Release of Claims and
        Final Judgment dated May 12, 1995, by and between
        Stockbridge Investment Partners, Inc., and AMSERV
        HEALTHCARE INC. and its directors, incorporated herein
        by reference from the Company's Form 10-K dated
        October 2, 1995.                                                  -

10.19   Renewed Standstill Agreement dated June 9, 1995, by and
        among Stockbridge Investment Partners, Inc., and AMSERV
        HEALTHCARE INC., and each of their affiliates, associates, groups, directors, officers, representatives or agents,
        incorporated herein by reference from Amendment No. 5 to
        Stockbridge Investment Partners, Inc.'s Schedule 13D
        dated June 13, 1995.                                              -

10.20   Agreement by and between Stockbridge Investment Partners,
        Inc. and AMSERV HEALTHCARE INC. dated October 18, 1995,
        incorporated herein by reference from Amendment No. 8 to
        Stockbridge Investment Partners, Inc.'s Schedule 13D
        dated October 18, 1995.                                           -

27.1    Financial Data Schedule                                           E-5