Form 10QSB
period 1995-12-23
AMSERV HEALTHCARE INC
filed 1996-02-05
CIK 78302

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                DECEMBER 23, 1995
                                -----------------------------------------------

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from ______________________________  to
___________________________

                                   Commission file number        0-08547
                                                          ----------------------

                            AMSERV HEALTHCARE INC.
                            ----------------------
              (Exact name of Issuer as specified in its charter)

                DELAWARE                                94-1627467
-------------------------------------     --------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

 3252 Holiday Court, #204, La Jolla, CA                    92037
----------------------------------------  --------------------------------------
(Address of principal executive offices)                (Zip code)

(Issuer's telephone number, including area code)        (619) 597-1000
                                                --------------------------------

  Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

  As of January 31, 1996, there were outstanding 3,304,953 shares of the Issuer's common stock, par value $.01 per share.

  Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

                             AMSERV HEALTHCARE INC.

                                   I N D E X
                           __________________________



                                                                      Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
             A.   CONDENSED CONSOLIDATED BALANCE SHEETS,
                  DECEMBER 23, 1995 AND JUNE 24, 1995                   3

             B.   CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
                  ENDED DECEMBER 23, 1995 AND DECEMBER 31, 1994         4

             C.   CONDENSED CONSOLIDATED STATEMENTS OF
                  CASH FLOWS FOR THE SIX MONTH PERIODS
                  ENDED DECEMBER 23, 1995 AND DECEMBER 31, 1994         5

             D.   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS                                          6 - 7

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION                                                  8

                          PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                           9

             SIGNATURES                                                10

             EXHIBIT INDEX                                             E-1


                         PART I - FINANCIAL INFORMATION

                             AMSERV HEALTHCARE INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                          December 23,      June 24,
                                                                              1995            1995
                                                                          -------------   ------------
                            ASSETS                                         (unaudited)
Current Assets
 Cash and cash equivalents.............................................    $ 1,267,629    $ 1,226,448
 Short-term investments, net...........................................      1,199,846      1,392,021
 Accounts receivable, net of allowance for
  doubtful accounts of $103,264........................................      1,180,688        973,731
 Other current assets..................................................        340,254        187,463
                                                                           -----------    -----------
     Total current assets..............................................      3,988,417      3,779,663

Equipment, furniture and fixtures net of
 accumulated depreciation of $246,645 and $196,069, respectively.......        410,002        387,821
Intangible assets, net.................................................      2,070,958      2,203,113
Other assets...........................................................        299,448        313,888
                                                                           -----------    -----------
                                                                           $ 6,768,825    $ 6,684,485
                                                                           ===========    ===========
    LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts payable......................................................    $    67,560    $   105,663
 Accrued payroll and related taxes.....................................        658,618        561,143
 Net liabilities of discontinued operations (Note 4)...................        107,608        391,770
 Other current liabilities.............................................        276,750        254,778
                                                                           -----------    -----------
     Total current liabilities.........................................      1,110,536      1,313,354
                                                                           -----------    -----------
Long-Term Liabilities
 Other long-term liabilities...........................................         32,557         30,859
                                                                           -----------    -----------
     Total long-term liabilities.......................................         32,557         30,859
                                                                           -----------    -----------

Redeemable Preferred Stock
 Redeemable preferred stock, $.01 par value;
   authorized 3,000,000 shares:
     Class A; issued and outstanding 341,435 shares (Note 5)...........              -          3,414
     Class B; issued and outstanding 260,141 shares (Note 5)...........          2,601              -
 Additional paid-in capital (Note 5)...................................        680,269        679,456
                                                                           -----------    -----------
     Total redeemable preferred stock..................................        682,870        682,870
Common Shareholders' Equity
 Common stock, $.01 par value; authorized 15,000,000 shares;
   3,306,471 shares and 3,295,356 shares
   outstanding, respectively...........................................         33,067         32,953
Treasury stock, at cost, 143,268 shares................................       (296,053)      (296,053)
Additional paid-in capital.............................................      6,806,601      6,787,963
Note receivable from officer...........................................       (198,440)      (198,440)
Unrealized gain (loss) on short-term investments.......................            621        (14,564)
Accumulated deficit....................................................     (1,402,934)    (1,654,457)
                                                                           -----------    -----------

     Total common shareholders' equity.................................      4,942,862      4,657,402
                                                                           -----------    -----------

                                                                           $ 6,768,825    $ 6,684,485
                                                                           ===========    ===========

See accompanying notes to consolidated financial statements.

                             AMSERV HEALTHCARE INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three months ended                Six months ended
                                              December 23,    December 31,     December 23,    December 31,
                                                  1995            1994            1995            1994
                                              ------------    ------------     ------------    ------------
Operating Revenues......................        $3,102,307      $2,866,022       $5,995,365      $5,502,942

Operating Expenses
  Selling, general and administrative...         2,783,983       2,661,308        5,484,015       5,098,667
  Depreciation and amortization.........            91,674         105,556          182,733         211,724
                                              ------------    ------------     ------------    ------------

    Total Operating Expenses............         2,875,657       2,766,864        5,666,748       5,310,391
                                              ------------    ------------     ------------    ------------

Operating Income
  from Continuing Operations............           226,650          99,158          328,617         192,551

Interest Expense........................                 -         (17,828)               -         (36,304)
Interest Income.........................            33,995          17,492           86,906          30,982
                                              ------------    ------------     ------------    ------------

Income from Continuing Operations
  Before Provision for Income Taxes.....           260,645          98,822          415,523         187,229

Income Tax Provision....................           104,000          22,000          164,000          47,000
                                              ------------    ------------     ------------    ------------

Net Income from
  Continuing Operations.................           156,645          76,822          251,523         140,229

Gain on Disposal of
  Discontinued Operations
  (less applicable income tax provision
  of $29,777)...........................                 -         168,736                -         168,736

Net Income..............................        $  156,645      $  245,558       $  251,523      $  308,965
                                              ============    ============     ============    ============

Net Income Per Common Share:
  Income from Continuing Operations.....             $0.05           $0.03            $0.08           $0.05
  Gain on Disposal of
    Discontinued Operations.............                 -            0.05                -            0.05
  Net Income............................             $0.05           $0.08            $0.08           $0.10
                                              ============    ============     ============    ============

Shares Used in Computing
  Per Share Amounts.....................         3,276,236       2,967,456        3,275,934       2,967,456
                                              ============    ============     ============    ============

See accompanying notes to consolidated financial statements.

                             AMSERV HEALTHCARE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six months ended
                                                              -----------------------------
                                                               December 23,    December 31,
                                                                  1995            1994
                                                              -------------   -------------
OPERATING ACTIVITIES:
Net income.................................................    $   251,523      $  308,965
Noncash items included in net income:
   Depreciation and amortization...........................        182,733         211,724
   Loss on disposal of equipment, furniture and fixtures...              -          32,680
Changes in assets and liabilities:
   Accounts receivable.....................................       (206,957)        512,121
   Income taxes............................................        129,675         283,826
   Other assets............................................       (138,351)        (35,511)
   Accounts payable........................................        (38,103)         77,419
   Other liabilities.......................................         (8,530)        (59,718)
                                                               -----------      ----------
Net cash provided by operating activities..................        171,990       1,331,506

INVESTING ACTIVITIES:
   Proceeds from sale of discontinued operations...........              -         811,531
   Payment of costs related to discontinued operations.....       (284,162)       (449,655)
   Proceeds from sale of short-term investments............      1,208,923         128,575
   Purchase of short-term investments......................     (1,001,563)       (767,975)
   Proceeds from sale of equipment, furniture and fixtures.              -          31,851
   Purchase of equipment, furniture and fixtures...........        (72,759)       (111,388)
   Cash received on notes receivable.......................              -          37,032
                                                               -----------      ----------
Net cash used in investing activities......................       (149,561)       (320,029)

FINANCING ACTIVITIES:
   Repayment on note payable...............................              -        (225,185)
   Exercise of employee stock options......................         18,752               -
                                                               -----------      ----------
Net cash provided by (used in) financing activities........         18,752        (225,185)
                                                               -----------      ----------

Net increase in cash and cash equivalents..................         41,181         786,292

Cash and cash equivalents at beginning of year.............      1,226,448         643,987
                                                               -----------      ----------
Cash and cash equivalents at end of year...................    $ 1,267,629      $1,430,279
                                                               ===========      ==========

NONCASH FINANCING AND INVESTING ACTIVITIES:
Income tax paid............................................        148,715               -
Interest paid..............................................              -          37,276

See accompanying notes to consolidated financial statements.

                             AMSERV HEALTHCARE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  ADJUSTMENTS

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the Company's financial position as of December 23, 1995, and the results of operations and cash flows for the three and six month periods ended December 23, 1995 and December 31, 1994. Information included in the condensed consolidated balance sheet as of June 24, 1995 has been derived from the Company's Form 10-K for the year ended June 24, 1995 ("1995 Form 10-K"). The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes contained in the Company's 1995 Form 10-K.

2.  FISCAL YEAR

During fiscal 1995 the Company commenced utilizing a 52/53-week fiscal year ending on the last Saturday in June. Monthly periods are accounted for in a four-week, four-week, five-week sequence, with each quarter consisting of 13 weeks. All references to years relate to fiscal years rather than calendar years.

3.  EARNINGS PER SHARE

Earnings per share for the three and six month periods ended December 23, 1995 and December 31, 1994 are based on the weighted average number of common and common stock equivalent shares outstanding. Certain stock options were not included in the computation of earnings per share because their effect would be antidilutive. Earnings per share assuming full dilution are the same as primary earnings per share.

4.  DISCONTINUED OPERATIONS

On November 9, 1994, the Company sold substantially all of the fixed and intangible assets of its temporary nursing services business for $814,000 in cash. The related net liabilities for this discontinued operation are included in the balance sheet under the caption "Net liabilities of discontinued operations". The balance remaining unpaid at December 23, 1995, relates to various state and local tax and payroll issues that have not been finalized.

5.  REDEEMABLE PREFERRED STOCK

On April 7, 1995, the Company issued 426,794 shares of its voting Class A Redeemable Preferred Stock, which had a redemption value of $2.00 per share, in exchange for the Company's promissory note payable to North Central Personnel, Inc. and related accrued interest which totalled $853,588 on the date of the exchange. The preferred shares pay no dividends and may be redeemed at the option of the holder, in specified installments for cash. On May 29, 1995, 85,359 shares were redeemed for $170,718. Subsequently, on July 6, 1995, the remaining 341,435 Class A Redeemable Preferred Shares were exchanged for 260,141 Class B Redeemable Preferred Shares, with a redemption price of $2.625 per share. These remaining 260,141 shares, with an aggregate redemption value of $682,870 at December 23, 1995 and June 24, 1995, may be redeemed in installments of approximately 65,000 shares on or after November 29, 1995, May 29, 1996, November 29, 1996 and May 29, 1997, at the option of the holder. All outstanding Class B shares become redeemable in the event of default.

6.  SUBSEQUENT EVENTS

On January 18, 1996, the Company signed a letter of intent to merge with Star Multi Care Services, Inc. (NASDAQ:SMCS) in a stock transaction intended to qualify as a tax free reorganization and a pooling of interests. Pursuant to the merger, each outstanding share of AMSERV's common stock would be converted into .409 shares of Star's common stock, representing a ratio of one share of Star's common stock for each 2.445 shares of AMSERV's common stock. The merger is subject to the signing of a definitive agreement by February 9, 1996, approval of the shareholders of both companies, and other conditions.

On January 19, 1996, the Company announced the adoption of a Rights Plan designed to protect shareholder interest. As of the record date of January 29, 1996, all outstanding and subsequently issued shares of common stock will receive the right to purchase, according to a formula and subject to certain conditions, a certain number of shares of common stock at a 50% discount (the "Rights"). The Rights are not exercisable, however, until a person or group either acquires or announces a tender offer for 10% or more of the Company's common stock. The Rights held by the 10% holder will become null and void. In the event of a merger or other business combination that has not been approved by the Board of Directors, each Right will entitle its holder to purchase a certain number of shares of the acquiring company's common shares at a 50% discount.

                             AMSERV HEALTHCARE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased $152,000, from $2,619,000 to $2,467,000 during the first six months of fiscal 1996. This decrease is the result of an increase in accounts receivable and payments made during the period for corporate income taxes. The Company's balance sheet maintains a current ratio of 3.6 to 1 at December 23, 1995. Management believes that its working capital position will enable the Company to continue its expansion in home care and other health care services and meet its anticipated cash requirements.

OPERATING RESULTS

Operating revenues for the three and six month periods ended December 23, 1995 increased $236,000 or 8%, and $492,000, or 9%, respectively, over the same periods of a year ago. Higher operating revenues are the result of an overall increase in the demand for home care services.

Selling, general and administrative expenses for the three and six months ended December 23, 1995 increased $123,000, or 5%, and $385,000, or 8%, respectively, compared to the same periods of the prior fiscal year. These increases were primarily the result of the direct variable costs associated with the increase in operating revenues and the fixed costs incurred in connection with the start-up office in Union City, New Jersey, which began operations in October 1994.

Depreciation and amortization decreased $14,000, or 13%, and $29,000, or 14%, respectively, during the three and six month periods ended December 23, 1995 over the same periods of fiscal 1995. These overall decreases are the result of a reduction of amortization expense in connection with the intangible assets acquired in the purchase of the New Jersey subsidiary, part of which became fully amortized, offset by an increase in depreciation expense due to the purchase of equipment, furniture and fixtures.

Interest income increased to $34,000 and $87,000, respectively, during the three and six month periods ended December 23, 1995 compared to $17,000 and $31,000, respectively, during the same periods of a year ago. This overall increase of $56,000 is due to one-time interest and dividends received during the period related to the sale of various short-term investments.

Net income from continuing operations increased 104% from $77,000 to $157,000, for the second quarter of fiscal 1996, compared to the second quarter of fiscal 1995. For the six months ended December 23, 1995, net income from continuing operations increased 79% to $252,000, compared to $140,000 for the same six month period of fiscal 1995. Net income for the three and six month periods of fiscal 1995 include an after-tax gain of $169,000 as a result of the sale of the Company's temporary nursing services business.

                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

(b)  Reports on Form 8-K:

1. A Form 8-K dated January 26, 1996, was filed with the Securities and Exchange Commission adopting a Shareholder Rights Plan. The plan declares a dividend of one preferred stock purchase right for each share of common stock of the Company outstanding at the close of business on January 29, 1996.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AMSERV HEALTHCARE INC.
----------------------
Issuer


/s/ Eugene J. Mora
------------------
Eugene J. Mora                                 January 31, 1996
Chairman and President



/s/ Lori Anderson
-----------------
Lori Anderson                                  January 31, 1996
Treasurer

                                 EXHIBIT INDEX


                                                                  Page
 4.5   Rights Agreement, dated as of January 24, 1996,
       between AMSERV HEALTHCARE INC. and First Interstate
       Bank of California, which includes the form of
       Certificate of Designations of the class C Junior
       Participating Preferred Stock of AMSERV HEALTHCARE
       INC. as Exhibit A, the form of Right Certificate as
       Exhibit B and the Summary of Rights to Purchase
       Preferred Shares as Exhibit C, incorporated herein by
       reference from the Company's Form 8-K dated January
       26, 1996.                                                    -

10.21  First Amendment to Employment Agreement dated January
       9, 1996 by and between AMSERV HEALTHCARE INC. and
       Leslie Hodge, Vice President - Administration and
       Secretary.                                                  E-3

10.22  First Amendment to Employment Agreement dated January
       9, 1996 by and between AMSERV HEALTHCARE INC. and
       Lori Anderson, Controller and Treasurer.                    E-6

10.23  Amendment, dated January 16, 1996, to Promissory Note dated April 20, 1995, by and between Eugene J. Mora
       and AMSERV HEALTHCARE INC., incorporated herein by
       reference from Amendment No. 9 to Mr. Mora's Schedule
       13D dated January 16, 1996.                                  -

10.24  Amendment, dated January 16, 1996, to Stock Pledge
       Agreement dated April 20, 1995, by and between Eugene
       J. Mora and AMSERV HEALTHCARE INC., incorporated
       herein by reference from Amendment No. 9 to Mr.
       Mora's Schedule 13D dated January 16, 1996.                  -

10.25  Promissory Note dated January 16, 1996, by and
       between Eugene J. Mora and AMSERV HEALTHCARE INC.
       incorporated herein by reference from Amendment No. 9
       to Mr. Mora's Schedule 13D dated January 16, 1996.           -

10.26  Stock Pledge Agreement dated January 16, 1996, by and between Eugene J. Mora and AMSERV HEALTHCARE INC.
       incorporated herein by reference from Amendment No. 9
       to Mr. Mora's Schedule 13D dated January 16, 1996.           -

 20.1  Form of Letter to the holders of AMSERV HEALTHCARE
       INC. Common Stock, dated January 29, 1996,
       incorporated herein by reference from the Company's
       Form 8-K dated January 26, 1996.                             -

 27.1  Financial Data Schedule.                                    E-9

 99.1  Text of Press Release, dated January 19, 1996,
       incorporated herein by reference from the Company's
       Form 8-K dated January 26, 1996.                             -