Form 10QSB
period 1996-03-23
AMSERV HEALTHCARE INC
filed 1996-05-07
CIK 78302

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               MARCH 23, 1996
                                ------------------------------------------

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                -------------------   --------------------

                                  Commission file number           0-08547
                                                                   -------

                            AMSERV HEALTHCARE INC
               --------------------------------------------------
               (Exact name of Issuer as specified in its charter)


                      DELAWARE                                  94-1627467
- ---------------------------------------------              -------------------
 (State or other jurisdiction of incorporation              (I.R.S. Employer
 or organization)                                          Identification No.)


3252 Holiday Court, #204, La Jolla, CA                             92037
- ----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip code)


(Issuer's telephone number, including area code)              (619) 597-1000
                                                              --------------

  Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

  As of May 3, 1996, there were outstanding 3,305,953 shares of the Issuer's common stock, par value $.01 per share.

  Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

                             AMSERV HEALTHCARE INC.

                                   I N D E X
                           __________________________

                                                                         Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               A.   CONDENSED CONSOLIDATED BALANCE SHEETS,
                    MARCH 23, 1996 AND JUNE 24, 1995                     3

               B.   CONDENSED CONSOLIDATED STATEMENTS OF
                    OPERATIONS FOR THE THREE AND NINE MONTH PERIODS
                    ENDED MARCH 23, 1996 AND MARCH 31, 1995              4

               C.   CONDENSED CONSOLIDATED STATEMENTS OF
                    CASH FLOWS FOR THE NINE MONTH PERIODS
                    ENDED MARCH 23, 1996 AND MARCH 31, 1995              5

               D.   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                    STATEMENTS                                           6 - 7

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION                                                 8 - 9

                          PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                         10

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                          11

               SIGNATURES                                                12

               EXHIBIT INDEX                                             E-1

                         PART I - FINANCIAL INFORMATION

                             AMSERV HEALTHCARE INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                              March 23,       June 24,
                                                                                                 1996           1995
                                                                                             ------------   ------------
                                       ASSETS                                                 (unaudited)
Current Assets
 Cash and cash equivalents................................................................   $ 2,305,423    $ 1,226,448
 Short-term investments, net..............................................................       103,500      1,392,021
 Accounts receivable, net of allowance for
  doubtful accounts of $87,811 and $103,264, respectively.................................     1,320,969        973,731
 Other current assets.....................................................................       390,827        187,463
                                                                                             -----------    -----------
   Total current assets...................................................................     4,120,719      3,779,663
Equipment, furniture and fixtures net of
 accumulated depreciation of $273,369 and $196,069, respectively..........................       429,597        387,821
Intangible assets, net....................................................................     2,004,881      2,203,113
Other assets..............................................................................       277,863        313,888
                                                                                             -----------    -----------
                                                                                             $ 6,833,060    $ 6,684,485
                                                                                             ===========    ===========
              LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDER'S EQUITY

Current Liabilities
 Accounts payable.........................................................................   $    35,139    $   105,663
 Accrued payroll and related taxes........................................................       780,407        561,143
 Net liabilities of discontinued operations (Note 4)......................................       115,422        391,770
 Other current liabilities................................................................       258,296        254,778
                                                                                             -----------    -----------
   Total current liabilities..............................................................     1,189,264      1,313,354
                                                                                             -----------    -----------
Long-Term Liabilities
 Other long-term liabilities..............................................................        33,406         30,859
                                                                                             -----------    -----------
   Total long-term liabilities............................................................        33,406         30,859
                                                                                             -----------    -----------

Redeemable Preferred Stock
 Redeemable preferred stock, $.01 par value;
  authorized 3,000,000 shares:
   Class A; issued and outstanding 341,435 shares (Note 5)................................             -          3,414
   Class B; issued and outstanding 195,106 shares (Note 5)................................         1,951              -
 Additional paid-in capital (Note 5)......................................................       510,202        679,456
                                                                                             -----------    -----------
   Total redeemable preferred stock.......................................................       512,153        682,870
Common Shareholders' Equity
 Common stock, $.01 par value; authorized 15,000,000 shares;
  3,448,221 shares and 3,295,356 shares
  outstanding, respectively...............................................................        34,482         32,953
 Treasury stock, at cost, 143,268 shares..................................................      (296,053)      (296,053)
 Additional paid-in capital...............................................................     7,064,031      6,787,963
 Notes receivable from officer............................................................      (397,782)      (198,440)
 Unrealized gain (loss) on short-term investments.........................................         5,838        (14,564)
 Accumulated deficit......................................................................    (1,312,279)    (1,654,457)
                                                                                             -----------    -----------

   Total common shareholders' equity......................................................     5,098,237      4,657,402
                                                                                             -----------    -----------

                                                                                             $ 6,833,060    $ 6,684,485
                                                                                             ===========    ===========
See accompanying notes to consolidated financial statements.

                             AMSERV HEALTHCARE INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three months ended                Nine months ended
                                            March 23,     March 31,           March 23,     March 31,
                                               1996         1995                1996           1995
                                            ----------   ----------           ----------   ----------

Operating Revenues.......................   $3,122,251   $2,899,543           $9,117,616   $8,402,485
                                            ----------   ----------           ----------   ----------

Operating Expenses
 Selling, general and administrative.....    2,912,013    2,693,274            8,396,028    7,783,797
 Depreciation and amortization...........       92,799      110,939              275,532      330,806
                                            ----------   ----------           ----------   ----------

   Total Operating Expenses..............    3,004,812    2,804,213            8,671,560    8,114,603
                                            ----------   ----------           ----------   ----------

Operating Income
 from Continuing Operations..............      117,439       95,330              446,056      287,882

Interest Expense.........................            -      (14,422)                   -      (50,726)
Interest Income..........................       33,216       35,617              120,122       66,599
                                            ----------   ----------           ----------   ----------

Income from Continuing Operations
 Before Provision for Income Taxes.......      150,655      116,525              566,178      303,755

Income Tax Provision.....................       60,000       32,000              224,000       79,000
                                            ----------   ----------           ----------   ----------

Net Income from
 Continuing Operations...................       90,655       84,525              342,178      224,755

Gain on Disposal of
 Discontinued Operations
 (less applicable income tax provision
 of $29,777).............................            -            -                    -      168,736

Net Income...............................   $   90,655   $   84,525           $  342,178   $  393,491
                                            ==========   ==========           ==========   ==========

Net Income Per Common Share:
 Income from Continuing Operations.......   $     0.03   $     0.03           $     0.10   $     0.07
 Gain on Disposal of
  Discontinued Operations................            -            -                    -         0.05
 Net Income..............................   $     0.03   $     0.03           $     0.10   $     0.12
                                            ==========   ==========           ==========   ==========

Shares Used in Computing
 Per Share Amounts.......................    3,346,643    3,132,660            3,269,084    3,132,660
                                            ==========   ==========           ==========   ==========

See accompanying notes to consolidated financial statements.

                             AMSERV HEALTHCARE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine months ended
                                                              ---------------------------
                                                               March 23,      March 31,
                                                                  1996           1995
                                                              ------------   ------------
OPERATING ACTIVITIES:
Net income.................................................   $   342,178    $   393,491
Noncash items included in net income:
 Depreciation and amortization.............................       275,532        330,806
 Loss on disposal of equipment, furniture and fixtures.....             -         32,680
Changes in assets and liabilities:
 Accounts receivable.......................................      (347,238)       822,107
 Income taxes..............................................       151,443        105,942
 Other assets..............................................      (167,339)       143,174
 Accounts payable..........................................       (70,524)       (54,927)
 Other liabilities.........................................        73,886       (126,039)
                                                              -----------    -----------
Net cash provided by operating activities..................       257,938      1,647,234

INVESTING ACTIVITIES:
 Proceeds from sale of discontinued operations.............             -        813,941
 Payment of costs related to discontinued operations.......      (276,348)      (560,502)
 Proceeds from sale of short-term investments..............     2,310,486        405,000
 Purchase of short-term investments........................    (1,001,563)    (1,572,829)
 Proceeds from sale of equipment, furniture and fixtures...             -         31,851
 Purchase of equipment, furniture and fixtures.............      (119,076)      (256,028)
 Cash received on notes receivable.........................             -         50,411
                                                              -----------    -----------
Net cash provided by (used in) investing activities........       913,499     (1,088,156)

FINANCING ACTIVITIES:
 Repayment on note payable.................................             -       (240,016)
 Redemption of class B preferred shares....................      (170,717)             -
 Exercise of employee stock options........................        78,255              -
                                                              -----------    -----------
Net cash used in financing activities......................       (92,462)      (240,016)
                                                              -----------    -----------

Net increase in cash and cash equivalents..................     1,078,975        319,062

Cash and cash equivalents at beginning of year.............     1,226,448        643,987
                                                              -----------    -----------
Cash and cash equivalents at end of period.................   $ 2,305,423    $   963,049
                                                              ===========    ===========

NONCASH FINANCING AND INVESTING ACTIVITIES:
Income tax paid............................................       189,715        145,884
Interest paid..............................................             -         37,115

See accompanying notes to consolidated financial statements.

                             AMSERV HEALTHCARE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ADJUSTMENTS

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the Company's financial position as of March 23, 1996, and the results of operations and cash flows for the three and nine month periods ended March 23, 1996 and March 31, 1995. Information included in the condensed consolidated balance sheet as of June 24, 1995 has been derived from the Company's Form 10-K for the year ended June 24, 1995 ("1995 Form 10-K"). The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes contained in the Company's 1995 Form 10-K.

2.  FISCAL YEAR

During fiscal 1995 the Company commenced utilizing a 52/53-week fiscal year ending on the last Saturday in June. Monthly periods are accounted for in a four-week, four-week, five-week sequence, with each quarter consisting of 13 weeks. All references to years relate to fiscal years rather than calendar years.

3.  EARNINGS PER SHARE

Earnings per share for the three and nine month periods ended March 23, 1996 and March 31, 1995 are based on the weighted average number of common and common stock equivalent shares outstanding. Certain stock options were not included in the computation of earnings per share because their effect would be antidilutive. Earnings per share assuming full dilution are the same as primary earnings per share.

4.  DISCONTINUED OPERATIONS

On November 9, 1994, the Company sold substantially all of the fixed and intangible assets of its temporary nursing services business for $814,000 in cash. The related net liabilities for this discontinued operation are included in the balance sheet under the caption "Net liabilities of discontinued operations". The balance remaining unpaid at March 23, 1996, relates to various state and local tax and payroll liabilities that have not been resolved.

5.  REDEEMABLE PREFERRED STOCK

On April 7, 1995, the Company issued 426,794 shares of its voting Class A Redeemable Preferred Stock, which had a redemption value of $2.00 per share, in exchange for the Company's promissory note payable to North Central Personnel, Inc. and related accrued interest which totalled $853,588 on the date of the exchange. The preferred shares pay no dividends and may be redeemed at the option of the holder, in specified installments for cash. On May 29, 1995, 85,359 shares were redeemed for $170,718. Subsequently, on July 6, 1995, the remaining 341,435 Class A Redeemable Preferred Shares were exchanged for 260,141 Class B Redeemable Preferred Shares, with a redemption price of $2.625 per share and an aggregate redemption value of $682,870. During the current fiscal year, 65,035 shares have been redeemed for $170,717. As of March 23, 1996, the remaining 195,106 shares, with an aggregate redemption value of $512,153, may be redeemed in installments of approximately 65,000 shares on or after May 29, 1996, November 29, 1996 and May 29, 1997, at the option of the holder. All outstanding Class B shares become redeemable in the event of default.

6.  SUBSEQUENT EVENTS

MERGER AGREEMENT
- ----------------

On February 9, 1996, AMSERV's Board of Directors approved and the Company executed an Agreement and Plan of Merger with Star Multi Care Services, Inc. (NASDAQ:SMCS) ("Star"), in a stock transaction intended to qualify as a tax free reorganization and to be accounted for as a pooling of interests. The merger is subject to the approval of the shareholders of both companies, certain state and regulatory approvals, and other customary conditions. The merger is expected to be completed during the summer of 1996.

CONSENT SOLICITATION
- --------------------

By letters dated January 8, February 21, and March 13, 1996, York Hannover Pharmaceuticals, Inc., a wholly-owned subsidiary of Stockbridge Investment Partners, Inc. ("Stockbridge") and member of the Stockbridge Group, indicated its intent to act by written consent and requested the Board set record dates. January 29, February 29, and March 15, 1996, were established by the Board as the respective record dates.

On or about March 7, 1996, Stockbridge commenced its solicitation of consents to remove the five current members of the Board of Directors and replace each member with a Stockbridge nominee. On March 13, 1996, AMSERV commenced a solicitation of revocations of consent in opposition to the Stockbridge solicitation.

CASH TENDER OFFER
- -----------------

On March 29, 1996, AMSERV received from Stockbridge a letter purporting to be an offer to purchase for $3.00 per share in cash all outstanding shares of AMSERV Common Stock. According to the letter, Stockbridge's proposal would be structured as a merger to be voted on by AMSERV's shareholders. By letter dated April 2, 1996, AMSERV responded to Stockbridge's proposal and stated that in order for the Board of Directors to properly evaluate the proposal it would need detailed answers to various questions regarding, among other things, whether the proposal is subject to financing and, if so, the source(s) of such financing, and the proposed structure of the merger, including what entity would be the survivor. By letter dated April 12, 1996 addressed to Batchelder & Partners, Inc., the Company's financial advisor, Stockbridge stated that it intends to restructure its proposal in the form of a tender offer for any and all outstanding shares of the Company and that Stockbridge expected to submit evidence of irrevocable financing commitments to the Company on or before April 24, 1996. As of May 3, 1996, no such information was received.

                             AMSERV HEALTHCARE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased $210,000, from $2,619,000 to $2,409,000 during the first nine months of fiscal 1996. This decrease is the result of an increase in accounts receivable and payments made during the period for corporate income taxes. The Company's balance sheet maintains a current ratio of 3.5 to 1 at March 23, 1996. As discussed previously, the Company has executed an Agreement and Plan of Merger with Star and is the subject of litigation and a consent solicitation by Stockbridge which will require the Company to incur legal and accounting charges. These professional fees are estimated to be approximately $230,000 for the fourth quarter of fiscal 1996. Management believes that its working capital position will enable the Company to continue its expansion in home care and other health care services and meet its anticipated cash requirements.

OPERATING RESULTS

Operating revenues for the three and nine month periods ended March 23, 1996 increased $223,000 or 8%, and $715,000 or 8%, respectively, over the same periods of a year ago. Higher operating revenues are the result of an overall increase in the demand for home care services.

Selling, general and administrative expenses for the three and nine months ended March 23, 1996 increased $219,000 or 8%, and $612,000 or 8%, respectively, compared to the same periods of the prior fiscal year. These increases were primarily the result of the direct variable costs associated with the increase in operating revenues; the fixed costs incurred regarding the start-up office in Union City, New Jersey, which began operations in October 1994; and additional expenses incurred in connection with the JCAHO accreditation program initiated throughout the offices in New Jersey and Ohio and the implementation of new pediatric and marketing programs in New Jersey.

Depreciation and amortization decreased $18,000 or 16%, and $55,000 or 17%, respectively, during the three and nine month periods ended March 23, 1996 over the same periods of fiscal 1995. These overall decreases are the result of a reduction of amortization expense in connection with the intangible assets acquired in the purchase of the New Jersey subsidiary, part of which became fully amortized, offset by an increase in depreciation expense due to the purchase of equipment, furniture and fixtures.

Interest income totalled $33,000 and $120,000, respectively, during the three and nine month periods ended March 23, 1996 compared to $36,000 and $67,000, respectively, during the same periods of a year ago. The overall increase of $53,000 during the nine month period ended March 23, 1996 is due to interest and dividends received during the period related to various short-term investments and interest earned during fiscal 1996 on promissory notes receivable from an officer of the Company related to the exercise of employee stock options.

Net income from continuing operations increased from $85,000 to $91,000, or 7%, for the third quarter of fiscal 1996, compared to the third quarter of fiscal 1995. For the nine months ended March 23, 1996, net income from continuing operations increased 52% to $342,000, compared to $225,000 for the same nine month period of fiscal 1995. Net income for the nine month period of fiscal 1995 included an after-tax gain of $169,000 as a result of the sale of the Company's temporary nursing services business.

Provision for income taxes increased from $32,000 to $60,000, and from $79,000 to $224,000, for the three and nine month periods ended March 23, 1996 compared to the same periods of fiscal 1995, which is an overall increase of 43% in the Company's effective tax rate. In addition, the average shares outstanding used in computing per share amounts increased 7% and 4%, respectively, for the three and nine month periods of fiscal 1996 compared to fiscal 1995.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On February 22, 1996, Stockbridge Investment Partners, Inc. ("Stockbridge") commenced litigation against AMSERV in the United States District Court for the District of Massachusetts. In its complaint, Stockbridge alleges that AMSERV breached the terms of the October 18, 1995 agreement between AMSERV and Stockbridge by refusing to deal with a merger proposal by Stockbridge, which Stockbridge described as "pre-emptive", in a fair and equitable manner. The relief sought by Stockbridge includes reimbursement of Stockbridge's expenses in the amount of $125,000, unspecified damages which Stockbridge estimates at more than $275,000 and attorneys' fees. On March 14, 1996, AMSERV filed a motion to dismiss Stockbridge's complaint for lack of personal jurisdiction. AMSERV denies, and intends to vigorously defend itself against, Stockbridge's claims in this lawsuit .

On April 9, 1996, Stockbridge commenced litigation against AMSERV in the Court of Chancery of the State of Delaware for New Castle County. In its complaint, Stockbridge requests that the Court enter judgment summarily ordering AMSERV to conduct an annual meeting of shareholders for the purpose of electing directors and conducting such other business as may properly be conducted at the meeting. AMSERV intends to seek a dismissal of such action on the basis of its scheduling an annual meeting of shareholders to consider and vote on the previously announced merger pending between AMSERV and Star Multi Care Services, Inc., to elect directors and to ratify the selection of Ernst & Young LLP as AMSERV's independent public accountants .

On April 18, 1996, the Company filed a lawsuit in the United States District Court for the Southern District of California against Stockbridge, the other parties to Amendment No. 9 to Stockbridge's Schedule 13D (the "Stockbridge Group") and other individuals not disclosed by Stockbridge as part of its group for numerous violations of Sections 13(d) and 14(a) of the Securities Exchange Act of 1934. Among the violations listed by the Company are the defendants' failure to disclose all of the members of Stockbridge's Section 13(d) "group", misstatements in the Stockbridge Group's consent solicitation materials, and Stockbridge's failure to disclose its offer to purchase for $3.00 per share any and all outstanding shares of AMSERV Common Stock. The Company seeks injunctive relief against Stockbridge's stockholder consent solicitation, and a declaration that the Stockbridge Group has and must publicly disclose beneficial ownership of 10% or more of the Company's Common Stock, thereby triggering AMSERV's Rights Plan. On April 19, 1996, Stockbridge filed an amended Schedule 13D which included incomplete information about the $3.00 per share cash offer.

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



AMSERV HEALTHCARE INC.
- ----------------------
Issuer


/s/ Eugene J. Mora
- ----------------------
Eugene J. Mora                               May 3, 1996
Chairman and President



/s/ Lori Anderson
- ----------------------
Lori Anderson                                May 3, 1996
Treasurer

                                 EXHIBIT INDEX

                                                                               Page
2.6           Agreement and Plan of Merger among the Company, Star Multi Care
              Services, Inc. ("Star"), and AHI Acquisition Corp., dated
              February 9, 1996, incorporated herein by reference from Star's
              Form 10-QSB for the quarterly period ended February 29, 1996.                                         -

27.1          Financial Data Schedule.                                         E-2

99.2          Complaint filed February 22, 1996, in the United States
              District Court for the Western District of Massachusetts, by
              Stockbridge against the Company, incorporated herein by
              reference from Amendment No. 10 to Stockbridge's Schedule
              13D, dated April 18, 1996.                                         -

99.3          Consent Solicitation commenced March 7, 1996, by
              Stockbridge Investment Partners, Inc., incorporated herein by reference from Amendment No. 10 to Stockbridge's Schedule
              13D, dated April 18, 1996.                                         -

99.4          Letter dated March 29, 1996 from Stockbridge to the Company, incorporated herein by reference from Amendment No. 10 to
              Stockbridge's Schedule 13D, dated April 18, 1996.                  -

99.5          Letter dated April 2, 1996, from the Company to Stockbridge.     E-4

99.6          Letter dated April 12, 1996 from Stockbridge to Batchelder &
              Partners, Inc.                                                   E-6

99.7          Complaint filed April 9, 1996, in the Court of Chancery of the State of Delaware for New Castle County, by Stockbridge
              against the Company, incorporated herein by reference from
              Amendment No. 10 to Stockbridge's Schedule 13D, dated
              April 18, 1996.                                                    -

99.8          Complaint filed April 18, 1996, in the United States District
              Court for the Southern District of California by the Company
              against Stockbridge, et al.                                      E-7